Form 10-Q
period 1996-03-31
VALLEY SYSTEMS INC
filed 1996-05-14
CIK 873571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number: 0-19343


                              VALLEY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                State of incorporation: Delaware FEIN: 34-1493345

        11580 Lafayette Drive NW, Canal Fulton, Ohio 44614 (216)854-4526
          (Address and telephone number of principal executive offices)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


                Number of shares outstanding at April 30, 1996:

                    Common Stock, $.01 par value: 8,406,617

PART 1 -- FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

            Valley Systems, Inc. and Subsidiaries
                 Consolidated Balance Sheets

                                                     March
                                                     31, 1996         June 30,
               ASSETS                              (unaudited)           1995
Current assets:
     Cash ....................................    $     40,070     $    228,530
     Accounts receivable .....................       3,697,188        4,026,406
     Prepaid supplies ........................         425,566          459,589
     Prepaid expenses ........................         268,540          212,509
          Total current assets ...............       4,431,364        4,927,034
Property and equipment .......................       9,242,521        9,954,981
Intangible assets ............................         719,250          822,000
          Total assets .......................    $ 14,393,135     $ 15,704,015

   LIABILITIES AND STOCKHOLDERS'
              EQUITY
Current liabilities:
     Accounts payable ........................    $    417,508     $    537,832
     Accrued expenses ........................       3,252,680        3,195,014
     Current portion of long-term debt .......         627,685          701,701

          Total current liabilities ..........       4,297,873        4,434,547
Long-term debt ...............................       5,923,194        5,857,536
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.10 par value;
authorized 2,000,000 shares, issued
and outstanding 55,000 at March 31,
1996 and 75,000 at June 30, 1995 .............           5,500            7,500
     Common stock, $.01 par value;
authorized 12,000,000 shares,
issued and outstanding 8,512,073 .............          85,121           85,121
     Paid-in capital .........................      26,786,040       26,784,040
      Accumulated deficit ....................     (22,704,593)     (21,464,729)
                                                     4,172,068        5,411,932
Total liabilities and stockholders'
equity .......................................    $ 14,393,135     $ 15,704,015

       See notes to consolidated financial statements.


                      Valley Systems, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                              Three months ended          Nine months ended
                                   March 31                   March 31
                              1996          1995         1996          1995
Sales ................. $  4,589,663  $  5,871,547 $ 16,088,313  $ 18,349,145
Cost of sales .........    3,626,233     3,868,015   11,145,137    11,889,584
     Gross profit .....      963,430     2,003,532    4,943,176     6,459,561
Selling, general, and
administrative expenses    1,954,306     1,742,070    5,473,390     5,481,186
expenses
Interest expense ......      132,540       206,362      420,900       717,685
Income (loss) before
income taxes ..........   (1,123,416)       55,100     (951,114)      260,690

Income taxes ..........         --            --           --            --
   Net income (loss) .. $ (1,123,416) $     55,100 $   (951,114) $    260,690

Net income (loss) per
share: Primary ........ $       (.13) $        .01 $       (.11) $        .03

Weighted average
shares used in
computation ...........    8,512,073     8,532,073    8,512,073     8,532,073

       See notes to consolidated financial statements.

                     Valley Systems, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                           Nine months ended
                                                                March 31
                                                           1996         1995
Cash flows from operating activities:
Net income (loss) ..................................  $  (951,114)  $   260,690
Adjustments to reconcile net income to net
 cash flows from operating activities:
Depreciation and amortization ......................    2,646,833     2,436,246
(Gain) loss on disposition of property and
 equipment .........................................      (10,183)        3,589
(Increase) decrease in assets:
Accounts receivable ................................      329,218        55,194
Prepaid supplies ...................................       34,023       (42,277)
Prepaid expenses ...................................      (56,031)     (121,466)
Increase (decrease) in liabilities:
Accounts payable ...................................     (120,324)     (127,357)
Accrued expenses ...................................     (959,570)     (539,122)
  Cash provided by operating activities ............      912,852     1,925,497
Cash flows from investing activities:
  Additions to property and equipment ..............   (1,854,403)   (1,212,268)
  Proceeds from dispositions of property
   and equipment ...................................       32,963       287,723

      Cash used by investing activities ............   (1,821,440)     (924,545)

Cash flows from financing activities:
  Decrease in notes payable ........................                 (4,020,000)
  Additional long-term borrowings ..................    1,565,350
  Payments of long-term debt .......................     (556,472)   (3,649,934)
  Payments of dividends ............................     (288,750)     (223,091)
  Proceeds from sale of preferred stock ............                  5,470,012

     Cash provided (used) by financing activities ..      720,128    (2,423,013)

Decrease in cash ...................................     (188,460)   (1,422,061)

Cash at beginning of year ..........................      228,530     1,449,111

Cash at end of period ..............................  $    40,070   $    27,050

Non-cash activities:
     $1.0 million of notes payable to two former officers and directors were written off in 1996 because it was determined that the Company never owed such amounts. See Note 2.

       See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.BASIS OF PRESENTATION:

  Reference is made to the annual report on Form 10-K dated September 25, 1995 for the years ended June 30, 1995. The financial statements for the periods ended March 31, 1996 and 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.CONTINGENCIES:

  The Company filed a lawsuit in September 1993 against certain of its former directors and officers, as well as other parties. Some of the defendants asserted counterclaims against the Company and one of its directors for breach of employment agreement, fraudulent misrepresentations, common law conversion, defamation, civil conspiracy, abuse of process, breach of contract, and unjust enrichment. All of these counterclaims were dismissed in March 1996, except for the claims of breach of contract and unjust enrichment against the Company. During the quarter ended December 31, 1995 the Company determined that amounts contributed to it by two former officers and directors that previously were classified as loans to the Company were not loans. Instead, such contributions have been determined to be repayments by the former officers and directors of amounts owed by those former officers and directors to the Company at the time the contributions were made. Because this determination is being contested by the former officers and directors, an equal amount has been reserved. If it ultimately is determined that the contributions were properly characterized as loans to the Company, the amounts owed by the former officers and directors to the Company will be treated as dividends paid to the former officers and directors in 1989, 1990 and 1991.

3.INCOME TAXES:

  The provisions for income taxes for the periods presented vary from the customary relationship with pre-tax income due to utilization of net operating loss carryforwards.

4.PREFERRED STOCK:

  In July 1995 the Company accepted 20,000 shares of Series B Preferred Stock as part of a settlement of litigation. These shares were convertible into Common Stock on a one to one basis, and have been considered a common stock equivalent in the past for computing earnings per share. The shares were then retired, and are not considered in the 1996 calculation.

5.SUBSEQUENT EVENT:

  In April 1996, the Company purchased 105,456 shares of its Common Stock for $527,280. This purchase was part of a settlement of litigation negotiated in 1993.



            Item 2. Management's discussion and analysis of financial
                       condition and results of operations

RESULTS OF OPERATIONS:

Three months ended March 31, 1996 as compared to the three months ended March 31, 1995

Sales decreased 22% in the third quarter of 1996 compared to the third quarter of 1995. This drop is largely due to major plant maintenance being postponed or canceled by the Company's customers, which are largely in the petroleum refining, chemical, steel and power generation industries. There was no significant change in the product mix between the two periods. Cost of sales increased from 66% of sales in 1995 to 79% in 1996. The increase is primarily caused by equipment and other fixed expenses being spread over less revenue. The Company has significantly increased its branch management and marketing staff in 1996. This caused the 12% increase in selling, general and administrative expenses from the prior year.

Nine months ended March 31, 1996 as compared to the nine months ended March 31, 1995

Sales for the first nine  months of the  Company's  fiscal year ending June
30, 1996 decreased 12.0% from the prior year. This drop is partially caused by closure of unprofitable locations, as well as a general trend by the Company's customers to operate their plants for longer periods between major maintenance outages. UHP sales were 43% of the total in 1996, compared to 38% in 1995. Despite this improvement, cost of sales increased from 65% of sales in 1995 to 69% in the current year. This increase is primarily due to fixed costs being spread over lower revenues. Administrative and interest expenses decreased by 5% in 1996 from the prior year, and represent 34% of sales. These expenses totaled 30% of sales in 1995.

FINANCIAL CONDITION:

Working capital decreased by $360,000 from June 30, 1995 to March 31, 1996. This drop is entirely due to a reserve of $1.0 million established for amounts due from former officers and directors, which they are contesting, that were paid by cancellation of amounts previously shown as long-term debt to the former officers and directors. See Note 2 to Consolidated Financial Statements. The reserve is included in current liabilities at March 31, 1996. Cash provided from operating activities in the nine months ended March 31, 1996 totaled $900,000, a decrease of $1 million from the comparable period in the prior year. This drop is caused by the change in net income between the periods. At March 31,1996 the Company had $2.2 million available on its bank line of credit, which expires in June 1998. The Company does not expect to require any additional financing for operations or capital expenditures in 1996.

PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings

In addition to ordinary routine litigation incidental to its business, the Company is involved in the litigation set forth below:

In October 1992, after learning of certain alleged improprieties with respect to the books and records of the Company, its Audit Committee, with the consent of the Board of Directors, retained outside counsel to review the allegations. As a result of the findings of this review, the Company filed suit on September 2, 1993, with an Amended Complaint being filed on December 6, 1993, and a Second Amended and Revised Complaint being filed on October 3, 1994, and a First Consolidated Complaint being filed on April 10, 1996 in the United States District Court for the Northern District of Ohio, Eastern Division, against certain of its former officers and directors, as well as other parties. The suit asserts various claims, including violation of federal securities laws, violation of Ohio securities laws, common law fraud, common law conversion, breach of fiduciary duty, breach of contract, professional malpractice, and contribution and indemnity, against various of the defendants.

On or about December 21, 1995, defendants Eugene Valentine, Cynthia Valentine, Michelle Valentine and General Maintenance, Inc. filed, in the Company's lawsuit, and answer to the Second Amended and Revised Complaint and a counterclaim against the Company as well as against Joe M. Young who is a member of the Company's Board of Directors and of the Board's Audit Committee, but who has not been brought in as a party to this litigation to date. The counterclaim asserts claims against the Company and Mr. Young based upon breach of employment agreement, fraudulent misrepresentations, common law conversion, breach of contract, unjust enrichment, libel, abuse of process and civil conspiracy. The counterclaim seeks compensatory and punitive damages, and an award of interest, attorneys' fees, costs and disbursements. The Company filed a motion to dismiss all counts alleged against the Company and Mr. Young. On March 19, 1996 the Federal District Court granted the Company's motion to dismiss and dismissed all claims asserted by the defendants except for the claims of breach of contract and unjust enrichment.

On September 21, 1993, Rollins Investment Fund, the Company's majority stockholder, filed a lawsuit in the United States District Court, Northern District of Ohio, Eastern Division, against Eugene R. Valentine and Nicholas J. Pace. This suit asserts claims against the defendants based upon the federal securities laws, common law fraud and breach of contract.

Formal discovery in both cases is now in process and is expected to conclude in the next several months. A trial date of August 26, 1996 has been scheduled for this case.

                    Item 6. Exhibits and Reports on Form 8-K


  a)   Reports on Form 8-K:   None
  b)   Exhibit 27.1 - Financial Data Schedule (for SEC use only)




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Valley Systems, Inc.



Date:  April 30, 1996    By:      \ s \ Ed Strickland
                                   Ed Strickland
                                   President and Chief Executive Officer



Date:  April 30, 1996    By:      \ s \ Dennis D. Sheets
                                   Dennis D. Sheets
                                   Chief Financial Officer