Form 10-K
period 1996-06-30
VALLEY SYSTEMS INC
filed 1996-09-27
CIK 873571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19343

                              VALLEY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                34-1493345
  (State or other jurisdiction of       (IRS Employer Identification Number)
   incorporation or organization)

               11580 Lafayette Drive NW, Canal Fulton, Ohio 44614
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (330)854-4526

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ X ]

         As of August 30, 1996: (a) 8,512,073 shares of Common Stock, $.01 par value, of the registrant were outstanding; (b) 2,692,390 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $2,692,390, based on the closing sale price of $1.00 per share on August 30, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part I:      None

Part II:     None

Part III: All items - see registrant's definitive proxy statement which involves the election of directors and which will by filed with the commission within 120 days after the close of the fiscal year.

             Item 10:  Directors and Executive Officers of the Registrant

             Item 11:  Executive Compensation

             Item 12: Security Ownership of Certain Beneficial Owners and Management

             Item 13:  Certain Relationships and Related Transactions

                                     PART I
ITEM 1.  BUSINESS

General

         The Company is engaged in the business of providing specialized industrial cleaning and other services to divisions and facilities of Fortune 500 companies and other substantial businesses engaged in heavy industry. Such services generally involve the removal of industrial grime, deposits, wastes and encrustations from equipment and facilities. The Company's principal customers are in the chemical, plastics, power generation, petroleum refining and primary metals businesses. The Company's industrial cleaning methods include, in addition to the use of water blasting, vacuuming, and other more conventional procedures, the application of ultra-high pressure ("UHP") waterjetting and cutting methods.

Industrial Cleaning Services

         Until 1984 the only technologies used by the Company in providing commercial and industrial cleaning services were vacuum (wet and dry) and conventional water blast cleaning techniques. These conventional methods of service are still provided by the Company. The market applications for the Company's conventional method services in industrial cleaning are many and varied, and include removing materials and deposits from items such as heat exchangers, boilers, condensers, building surfaces, vats, slabs and molds. The Company also provides sewer cleaning, pipe inspection and other services for its customers. See "Item 1 - Business-Company Operations". Such other services are essentially incidental to the Company's business and are not deemed material to its future operations. See "Item 1 - Business - Company Operations - Revenue by Service Line".

         Industrial vacuuming removes industrial waste and debris, and retrieves salvageable materials, using truck mounted equipment to vacuum up the designated waste. Most of the Company's vacuum equipment can be used in either a wet or dry medium, but the Company also uses equipment that only has a wet application. The Company uses both commercially available equipment, as well as internally designed and fabricated equipment, in the performance of industrial vacuum cleaning activities. The Company's vacuum equipment can be used to clean underground lines, pipes, storm drains and sewers, as well as to meet the demands of other cleaning applications. In performing its conventional vacuum cleaning services, the vacuumed material is either transported by the Company for disposal on-site at the customer's location, or is transferred by the Company on-site into barrels, bins or other storage vessels supplied by the customer, for disposal by the customer.

         In 1984, to overcome the limitations of conventional technologies, the Company began providing UHP waterjetting services. Although pressurized water cleaning equipment for use in industrial cleaning, construction, mining and other applications is commercially available, the UHP equipment used by the Company is designed and fabricated by the Company. The Company has been able to enhance and modify its UHP equipment since its first introduction. In 1991, the

Company purchased certain patents and know-how related to equipment designs, UHP
waterjet  guns  and  other   technologies.   See  "Item   1-Business-Proprietary
Technology, Patents Trademarks and Equipment".

         Benefits from the application of UHP technology include (1) the use of a very low volume of water, (2) the uniform cleaning of a material from a surface, (3) the minimization of surface damage or degradation, (4) the decrease of environmental and health/safety impacts through the reduction or absence of dust, fumes, sand, solvents or chemicals and other by-products requiring disposal, (5) the reduced volume of residue or waste product (including water) clean-up, (6) the elimination of many safety hazards associated with conventional methods and the need for "hot work" permits (i.e., UHP waterjetting is a non-spark generating activity), and (7) the elimination of airborne contaminants, reducing preparatory activities (covering surrounding areas) and clean-up times, which yields increased productivity.

         With the addition of an abrasive material into the water stream, the Company's UHP equipment can also cut virtually any material. This technique is used where heat or open flames would damage the material being cut or create a safety hazard. Most of the UHP cutting services involve gas pipelines, storage tanks and regenerator heads in the refining industry.

         Advantages of UHP technology could become more pronounced in the future as the result of certain actions taken by environmental regulatory agencies which are expected to restrict the use of conventional cleaning methods. In 1989, the Occupational Safety and Health Administration ("OSHA") promulgated regulations which significantly reduce allowable exposure levels to crystalline silica for employees of United States companies, which inhibits the use of sandblasting in industrial cleaning and facilities maintenance applications. Sandblasting is not favored by many of the Company's customers because of the dispersion of particulates into the air, its effect on machinery and equipment, and the necessity of transporting and disposing of the sand waste thereafter. Additionally, the institution of increasingly stringent environmental regulations governing the generation and disposal of all forms of industrial waste, both hazardous and non-hazardous, will impose significant additional costs on most conventional industrial cleaning services. The inherent cost advantages afforded by the absence of particulate and other residue by-products should enhance the future market demand for UHP services such as those provided by the Company. See "Item 1-Business-Environmental Standards and Government Regulations".

Service Procedures

         Generally, the Company performs its services at customer facilities using truck-mounted equipment. The Company's equipment is operated by teams of two or more persons. The Company's employees extend pipe and/or hose, as well as additional equipment, from the truck into the customer's tank, container, paint stack, boiler or other area to be cleaned.

         The Company has also installed stationary, electrically-powered UHP and conventional waterblast units at some customer facilities. These permanent installations, utilized where repetitive day-to-day cleaning is required, have enhanced the Company's service capabilities while reducing customer down time and overall cleaning cost.

         In connection with the use of vacuuming and other conventional technologies, the waste material is conveyed into the equipment's own holding tank, or a Company or customer-owned and controlled roll-off container, for transportation by the customer to a proper customer-designated disposal location, generally on-site at the customer's facility.

         In providing UHP water cleaning services, the Company's cleaning system either (1) captures all water, waste and residue produced which permits pre-treating of such materials in accordance with local requirements prior to discharge into the available sewer system, or (2) allows direct untreated sewer discharge of such resultant waste material. Whether or not such waste material is pre-treated depends upon the nature of the materials to be removed in the cleaning process (as disclosed to the Company by the customer), the nature of the cleaning additives and other materials used by the Company itself, and local regulations.

Company Operations

         The Company's sales from its primary service lines in dollar amounts and by percentage were as follows :

                                                Year ended June 30
                                                ------------------
                                            1996         1995         1994
                                            ----         ----         ----
Dollars (in thousands):
UHP ...............................      $ 9,882      $ 9,329      $ 7,554
Vacuum ............................        6,788        8,450       12,400
Water Blasting ....................        3,958        4,763        5,562
Other .............................        1,247        1,689        1,978
                                         -------      -------      -------
        Total .....................      $21,875      $24,231      $27,494
                                         =======      =======      =======
Percentage:
UHP ...............................         45.2%        38.5%        27.5%
Vacuum ............................         31.0%        34.9%        45.1%
Water Blasting ....................         18.1%        19.6%        20.2%
Other .............................          5.7%         7.0%         7.2%
                                           -----        -----        -----
        Total .....................        100.0%       100.0%       100.0%
                                           =====        =====        =====

         The Company does not depend upon any one customer for sales of its services. During the fiscal year ended June 30, 1996, the Company had sales to approximately 400 different customers. Various plants of E.I. Dupont (which make independent purchasing decisions) made up 14% of Fiscal 1996 net sales. Another customer, Alcoa Alumina, made up 10% of Fiscal 1996 net sales. Four other customers each accounted for 5% of Fiscal 1996 net sales.

         The Company does not depend upon a limited number of suppliers for the conduct of its business. The loss of any one of its suppliers would not have a material adverse effect on the Company's business.

         The Company currently services clients through a number of branch offices and customer site facilities located throughout the United States and Puerto Rico. The branch office locations are facilities at which the Company houses equipment and maintains an administrative staff. Each location is equipped to perform minor equipment maintenance. The Company has mechanics, machinists and facilities to perform major equipment maintenance at its headquarters facility. The customer-site facilities are trailers and equipment at customer locations used by the Company to service that customer and the surrounding area.

         While the Company has some long term commitments from customers for the provision of services, most frequently orders for services are received on a job-by-job basis. In certain instances the Company maintains equipment at the locations of customers which have issued "blanket orders" to the Company for the provision of services over an extended period. Such blanket orders do not obligate the customer to purchase a specified dollar amount of services. Blanket orders permit the Company to be contacted to perform services when needed. Such blanket orders, in combination with the location of the Company's equipment, allows the Company to expedite its response to a particular customer's needs and to obtain a potential competitive advantage. The Company provides its services primarily at prescribed rates or based upon competitive bidding, and in some cases through direct negotiation with the customer. Due to the nature of its business, there are relatively few pre-scheduled or contracted service calls. Most services are performed on an emergency basis or otherwise upon less than two weeks advance notice. Accordingly, the Company does not have any backlog of service orders. Management of the Company does not consider backlog size to be an important indicator of future performance.

         The Company's management knows of no significant seasonal influences related to the provision of its services.

         The Company does not provide a separate guaranty or warranty to customers for the services it provides. Due to the size and type of customers serviced, the Company does not generally experience significant delays or other problems in collecting its accounts receivable. Standard payment terms average 45 days. The Company's average days sales outstanding in Fiscal 1996 were 70.

Insurance

         Much of the work performed by the Company is pursuant to contracts that require the Company to indemnify the customer for injury or damage occurring on the work site. The terms of such indemnity agreements vary, but generally they provide that the Company is required to indemnify the customer for losses resulting from or incurred in connection with performance by the Company of its services whether or not the Company has been negligent. Liability for such indemnification claims is generally covered by the Company's insurance policies.

         Although the Company believes that its insurance coverage is generally consistent with industry practice, there are exclusions from the Company's insurance coverage for matters of environmental pollution and other types of environmental damage claims. An uninsured or partially insured claim, if successful and of sufficient magnitude, could have a material adverse effect on the Company or its financial condition.

Competition

         The market for industrial cleaning services is very fragmented. There are many competitors, no one of which is believed to hold a substantial market share. The Company competes with a number of companies in substantially all of the regions in which it operates. Many of these competitors are local operations servicing a limited geographic area; however, there are a few large national and regional competitors that have significantly greater resources than the Company. In recent years there has been a significant concentration of resources in the industrial cleaning industry. In July 1993, Rust International Inc. ("Rust") acquired EnClean, Inc., which had been one of the Company's major competitors. Rust, an engineering, construction and environmental cleanup firm, is controlled by WMX Technologies, Inc. Other significant competitors include Allwaste Inc., C.H. Heist Corp., and Hydro-Chem Industrial Services.

         The Company's principal competitive advantages are the quality of the equipment that it uses, its ability to provide quick response times to customer needs, its reputation for competent and professional performance, and the training and mobility of its service force. Another important competitive advantage is the Company's UHP proprietary technology and equipment. See "Item 1
- - Business - Proprietary Technology, Patents, Trademarks and Equipment".

         The Company relies heavily on repeat customers, and uses both the written and verbal referrals of its satisfied customers to help generate new customers and branch locations for its sales growth. Many of the Company's customers or prospective customers have a qualification procedure for becoming an approved bidder or vendor based upon the satisfaction of particular performance and safety standards set by the customer. Such customers often maintain a list of vendors meeting such standards and award contracts for individual jobs only to such vendors. The Company continuously monitors and attempts to improve the quality of service it provides, and this process is intended to help the Company maintain standards of performance which are acceptable to its customers. The Company believes that its relationships with its customers have been good.

Proprietary Technology, Patents, Trademarks and Equipment

         The Company holds three patents with respect to tooling and equipment used in connection with its pressurized water technology. The Company also is the licensee under an exclusive patent license, granted by the University of Missouri, involving a certain waterjet cleaning tool and deposit removal process. In June 1991, the Company purchased two of these patents, the patent license, certain UHP tools, equipment, know-how, and technology and documentation related to those tools and equipment, a trademark for the term "Water Laser", and all new related inventions hereinafter developed by the sellers of the technology. The patents, license, and know-how relate to UHP technology applicable to industrial cleaning. The acquisition provides the Company with the potential power to foreclose third parties from the use of such patent technology. These patents expire in 2004 and 2005. The patent being licensed to the Company terminates in 2000. In connection with the purchase of the above technologies and patents, the Company also received from the sellers an agreement not to engage in any business involving the development, testing, manufacturing or use of any technology, tools, equipment, designs or patents which use water or UHP water as any part of its operation.

         The Company has developed a great deal of proprietary technology and know-how which it uses in connection with its provision of industrial cleaning services to customers. The Company continues to develop new and proprietary technology related to its UHP technology and other services, and has patents pending.

         Most of the technology and the equipment used in providing conventional cleaning services is readily available in the industry. The UHP waterjetting services provided by the Company are dependent upon the Company's proprietary technologies, and self-designed equipment, tools and accessories. This technology includes not only the techniques used by its service personnel in physically providing services, but is inherent in the design of the component parts of the equipment used by the Company in providing those services. Although certain basic pieces of equipment are readily available (e.g., diesel and electrical motors, vehicular chassis, etc.), the design of other components assembled into the Company's UHP waterjetting equipment is proprietary to the Company. Such components are fabricated in the Company's machine shops and assembled into finished pieces of equipment at the Company's headquarters facility.

         All of the Company's employees sign confidentiality agreements which obligate them to protect the Company's proprietary technology and know-how from unauthorized use and disclosure, and otherwise to treat such information as confidential. Management of the Company believes that with respect to certain of its know-how and design improvements, even if such processes or products were patentable, any patent protection which could be obtained would not be as beneficial to the Company as the continued maintenance of such proprietary information as confidential material whenever possible.

         The Company's name and logo have been registered as service marks with the United States Patent and Trademark Office. Final registration approval was granted on June 25, 1991.

         The Company does not operate under any licenses or franchises granted by third parties, other than the University of Missouri patent license. The Company has not granted any right to others in connection with sale or use of its own technology.

Environmental Standards and Government Regulations

         The Company's operations are subject to numerous rules and regulations at the federal, state and local levels. The Company believes that it is in substantial compliance with the various rules and regulations. The Company has not experienced any significant regulatory problems.

         All of the Company's operations are subject to regulations issued by the United States Department of Labor under the Occupational Safety and Health Act ("OSHA"). Additionally, some of the Company's operations are subject to the provisions of the Federal Mine Safety and Health Act of 1977. These regulations have strict requirements for protecting employees involved with any materials that are classified as hazardous. Violations of these rules can result in fines.

         The Company does not believe that its current activities are subject to the duties pertaining to hazardous waste treatment, storage or disposal facilities, nor those duties pertaining to hazardous waste generators or transporters.

         In the event the Company performs a cleaning operation involving the disposal of a waste that would be defined as hazardous under RCRA, the Company could also be classified as a "generator" of hazardous waste, and therefore responsible for manifesting and transporting all such waste to permitted treatment, storage or disposal facilities in accordance with RCRA. As a generator, the Company could be potentially liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Act. To the Company's knowledge, none of the sites at which the Company performs services have been designated as Superfund sites. Moreover, to the Company's knowledge, it has not sent any hazardous substances or wastes to any site that has been designated as a Superfund site. Many states have implemented environmental guidelines similar in nature to RCRA and CERCLA.

         On the local level, rules and regulations exist and are being promulgated to govern the discharge of waste water into sewer systems. These rules can vary widely by locale. The Company has developed systems which permit it to comply with these regulations, when applicable. Future changes in such rules and regulations could have a significant impact on the Company in that additional capital expenditures might be required. However, the more intensified regulation also serves to foreclose potential new entrants with little or no experience in industrial cleaning services, as well as those lacking adequate capital.

         The Company believes that it has obtained the permits and licenses required to perform its business and believes that it is in substantial compliance with all federal, state and local laws and regulations governing its business. To date, the Company has not been subject to any significant fines, penalties or other liabilities under such laws and regulations. However, no assurance can be given that future changes in such law, and regulations, or interpretations thereof, will not have an adverse impact on the Company's operations.

         The  Company's  general  liability  insurance is subject to a pollution exclusion endorsement. Such exclusion is generally found in the majority of general liability policies. The Company does not maintain environmental impairment liability insurance. Thus a claim for damages against the Company which involves pollution or environmental impairment will not be covered by insurance, and, depending on the size of the claim, may have a material adverse effect upon the business and operations of the Company. See "Item 1 - Business-Insurance".

Employees

         As of August 31, 1996, the Company employed 355 full time employees. Due to the nature of the services provided (i.e., primarily on a job-by-job basis), the number of Company employees is subject to fluctuation. No employees are currently covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's headquarters facility in Canal Fulton, Ohio is comprised of two buildings: a 15,962 square foot office, equipment warehouse and machine shop facility which is leased from a former Chairman and CEO and his wife, and an 8,750 square foot office, machine shop, and service dispatch facility which is owned by the Company.

         The headquarters facility lease is for a term ending on October 31, 1997, and is renewable for one three-year term at the Company's option (subject to negotiation of the monthly lease payments).

         The Company leases the other facilities used in its business under short term leases, generally one to three years. Management does not anticipate any material problems in negotiating extensions of these existing arrangements. If necessary, management believes that it would be able to obtain adequate alternate facilities on terms acceptable to the Company.

ITEM 3.  LEGAL PROCEEDINGS

         In addition to ordinary routine litigation incidental to its business, the Company is involved in the litigation set forth below:

         In October 1992, after learning of certain alleged improprieties with respect to the books and records of the Company, its Audit Committee, with the consent of the Board of Directors, retained outside counsel to review the allegations. As a result of the findings of this review, the Company filed suit on September 2, 1993, with an Amended Complaint being filed on December 6, 1993, and a Second Amended and Revised Complaint being filed on October 3, 1994, and a First Consolidated Complaint being filed on April 10, 1996 in the United States District Court for the Northern District of Ohio, Eastern Division, against certain of its former officers and directors, as well as other parties. The suit asserts various claims, including common law fraud, common law conversion, breach of fiduciary duty, breach of contract, professional malpractice, and contribution and indemnity, against various of the defendants.

         On or about December 21, 1995, defendants Eugene Valentine, Cynthia Valentine, Michelle Valentine and General Maintenance, Inc. filed, in the Company's lawsuit, an answer to the Second Amended and Revised Complaint and a counterclaim against the Company as well as against Joe M. Young who is a member of the Company's Board of Directors and of the Board's Audit Committee, but who has not been brought in as a party to this litigation to date. The counterclaim asserts claims against the Company and Mr. Young based upon breach of employment agreement, fraudulent misrepresentations, common law conversion, breach of contract, unjust enrichment, libel, abuse of process and civil conspiracy. The counterclaim seeks compensatory and punitive damages, and an award of interest, attorneys' fees, costs and disbursements. The Company filed a motion to dismiss all counts alleged against the Company and Mr. Young. On March 19, 1996 the Federal District Court granted the Company's motion to dismiss and dismissed all claims asserted by the defendants except for the claims of breach of contract and unjust enrichment.

         On September 21, 1993, Rollins Investment Fund, the Company's majority stockholder, filed a lawsuit in the United States District Court, Northern District of Ohio, Eastern Division, against Eugene R. Valentine and Nicholas J. Pace. This suit asserts claims against the defendants based upon the federal securities laws, common law fraud and breach of contract.

         Formal discovery in both cases is nearly complete, and is expected to conclude in the next month. A trial date of December 2, 1996 has been scheduled for these cases.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 1996.



                                     PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol: VALE. The following table sets forth the high and low sale prices for the periods indicated.

                                                          High          Low
                                                          ----          ---
Fiscal 1995:
July 1, 1994 - September 30, 1994 ...............         2 1/4         1 1/2
October 1, 1994 - December 31, 1994 .............         2 1/8         1 1/4
January 1, 1995 - March 31, 1995 ................         2 1/8         1 1/8
April 1, 1995 - June 30, 1995 ...................         1 1/2         7/8
Fiscal 1996:
July 1, 1995 - September 30, 1995 ...............         3 5/8          15/16
October 1, 1995 - December 31, 1995 .............         2 3/8          1
January 1, 1996 - March 31, 1996 ................         1 5/16         1
April 1, 1996 - June 30, 1996 ...................         1 9/16         7/8

         No dividends have been declared on the Common Stock since the inception of the Company, and the Company does not anticipate paying any cash dividend in the foreseeable future. In addition, the Company is restricted from paying dividends on its Common Stock under its loan agreement with its majority stockholder.

         Based on information furnished by certain brokerage firms which are record holders of the Company's Common Stock, the Company has in excess of 800 beneficial owners of its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

         Dollars in thousands, except per share data:

                                1996      1995      1994    1993 (1)  1992 (1)
                                ----      ----      ----    --------  --------
Sales .......................$ 21,875  $ 24,231  $ 27,494  $ 29,098  $ 26,221
Gross Profit ................   6,853     8,562     6,291     4,093     3,639
Selling, general and
  administrative expenses ...   7,254     7,155     8,830    10,708     5,331
Litigation settlements
  and related fees ..........                       1,351     3,803       500
Restructuring charges .......                       3,548     2,999
Interest expense ............     572       895      1506      1118       440
 Net income (loss) ..........    (973)      512    (8,539)  (14,535)   (2,090)
 Income (loss) per share ....    (.11)      .06     (1.31)    (2.91)     (.62)
Total assets ................  15,123    15,704    19,740    27,323    30,305
Total long term debt ........   7,021     5,858    10,194     9,596     6,112
Total stockholders' equity ..   4,031     5,412      (251)    4,260    11,093

(1) The years ended June 30, 1993 and 1992 have been restated to reflect the combined operations with BMW Industrial Services, Inc., which was acquired in Fiscal 1993 and has been accounted for as a pooling of interests.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

Results of Operations

         The Company's sales have decreased in each of the last three fiscal years. The decrease is primarily in the vacuum and waterblasting service lines, which dropped by $4.7 million from Fiscal 1994 to Fiscal 1995, or 26%, and by $2.5 million from Fiscal 1995 to Fiscal 1996, or 19%. The Company also exited several minor service lines during the period.

         Competition in vacuum and waterblasting services has increased in the last several years. There has been consolidation in the industry and several competitors, which are significantly larger than the Company, have lowered rates to gain market share, especially in the Gulf Coast region. In addition, the Company's customers in this region are largely in the petroleum refining industry, which has postponed and canceled a significant amount of plant maintenance in the past year, due to cost pressures and high demand. The Company has generally chosen not to compete on price and has emphasized its UHP service line, where it has a clear technological advantage. UHP sales have increased in each of the past three years and made up 45% of total sales in Fiscal 1996, compared to 38% in Fiscal 1995 and 27% in Fiscal 1994. The UHP service line is also the Company's most profitable.

         The Company plans to continue emphasizing UHP services, and is continually developing new applications and tooling for this technology. One area that seems very promising is removal of some types of hazardous coatings containing asbestos and lead. UHP is a new technology to the abatement industry, and the Company anticipates significant future revenues from it. The Company does not plan to become an abatement contractor. Instead, it will supply equipment and expertise to abatement contractors to increase their productivity.

         After increasing from 23% of sales in Fiscal 1994 to 35% in Fiscal 1995, the Company's gross margin percentage dropped to 31% of sales in Fiscal 1996. The drop was primarily caused by changes in the estimated useful lives of certain equipment, which had the net effect of increasing depreciation expense in Fiscal 1996 by $525,000, or 2.4% of sales. The drop in sales also contributed to the decreased gross margin percentage due to the effect of spreading fixed costs (primarily depreciation) over a smaller revenue base.

         Selling, general and administrative expenses increased by 1.4% in Fiscal 1996 from the prior year. Due to lower revenues, these expenses amounted to 33% of sales in Fiscal 1996, compared to 29% in Fiscal 1995. In Fiscal 1994 these expenses were 32% of sales.

         Interest expense has dropped significantly over the past three years. It totaled $1.5 million in Fiscal 1994, $894,000 in Fiscal 1995, and $572,000 in Fiscal 1996. This decrease is due to refinancing under more favorable terms, conversion of debt to equity, and positive cash flow from operations that was used to pay down debt.

         The Company charged operations $1.4 million in Fiscal 1994 for costs and expenses incurred to settle litigation, and $3.5 million for restructuring charges for costs associated with closing branches and exiting several unprofitable service lines. No such costs were incurred in Fiscal 1995 and 1996.

Quarterly Operating Results (unaudited)

         The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments considered necessary for a fair presentation of such information for the interim periods.

                                     Three Months Ended
                            (In thousands, except per share data)
             9/30/94 12/31/94 3/31/95 6/30/95 9/30/95 12/31/95 3/31/96 6/30/96
             ------- -------- ------- ------- ------- -------- ------- -------
Sales         $6,656   $5,822  $5,871  $5,882  $5,888   $5,611  $4,590  $5,786
Gross profit   2,268    2,188   2,004   2,102   2,046    1,934     963   1,910
Net income
  (loss)          94      111      55     252     131       41  (1,123)    (22)
Income (loss)
  per share   $  .01   $  .01  $  .01  $  .03  $  .02   $  .00  $ (.13) $  .00

Liquidity and Capital Resources

         Working capital increased from $500,000 at June 30, 1995 to $1.3 million at June 30, 1996. Cash generated from operations totaled $504,000 in Fiscal 1996, compared to $2.85 million in Fiscal 1995. In Fiscal 1994, operations used $1.4 million of cash.

         Additions to property and equipment were $2.5 million in Fiscal 1996, compared to $1.3 million in Fiscal 1995 and $700,000 in Fiscal 1994. All 1996 additions were financed through operations and borrowings from the Company's revolving line of credit, which expires in July, 1998. The Company anticipates spending less on additions to property and equipment in Fiscal 1997 than in Fiscal 1996.

         The Company did not pay the quarterly dividend, which totaled $96,000, on the Series C Preferred Stock for the quarter ended June 30, 1996. The Company's Board of Directors has decided not to pay this dividend, which is cumulative, until the Company's earnings have improved sufficiently. The Company expects to have adequate cash flows from operations to meet all obligations in Fiscal 1997, as well as to provide for all necessary capital expenditures.

Accounting Standards

         The Company adopted Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes", as of July 1, 1993. The new standard did not have a material effect on the consolidated financial statements.

         During Fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No.121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of SFAS No. 121 had no significant effect on the consolidated financial statements.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 - "Accounting for Stock-Based Compensation" effective for transactions entered into after December 15, 1996. This standard provides new accounting treatment for stock-based compensation programs, but it provides companies the option of continuing the previous accounting method and providing footnote disclosure of the impact of the new treatment. Management intends to adopt the disclosure only provisions in Fiscal 1997. Management does not believe the adoption of this standard will have a significant impact on the consolidated financial statements of the Company.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The required financial statements of the Registrant are set forth immediately following the signature page to this registration statement. See "Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K", for index to the financial statements.



ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is set forth under the captions "Election of Directors" and "Executive Compensation" of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is set forth under the caption "Executive Compensation" of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this item is set forth under the caption "Beneficial Ownership of Voting Securities" of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth under the caption "Executive Compensation" of the registrant's definitive proxy statement, and incorporated herein by reference.



                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

A.  (1) Financial Statements Filed

          Valley Systems, Inc. and Subsidiaries:

              Report of Independent Accountants.

              Consolidated Balance Sheets at June 30, 1996 and 1995.

              Consolidated Statements of Income for years ended June 30, 1996,
                 1995 and 1994.

              Consolidated Statements of Stockholders' Equity for the years ended June 30, 1996, 1995 and 1994.

              Consolidated  Statements of Cash Flows for the years ended
                 June 30, 1996, 1995 and 1994.

              Notes to Consolidated Financial Statements.

     (2) Exhibits

No.     Description of Exhibit
- ---     ----------------------
3.1     Restated Certificate of Incorporation of Registrant. (1)
3.2     Certificate of Amendment of Certificate of Incorporation of Registrant.
           (16)
3.3     By-laws of Registrant (as amended). (16)
4.1     Form of Designation of Rights and Preferences of the Series A Preferred
           Stock. (1)
4.2     Form of Designation of Rights and Preferences of the Series B Preferred
           Stock. (1)
4.3     Certificate of Designation of Rights and Preferences of Series C
           Preferred Stock. (15)
4.4     Specimen Certificate of Common Stock. (1)
4.5     Form of Underwriter's Warrant Agreement. (1)
4.6     1991 Stock Option Plan, and Form of Agreement. (1)(13)
4.7     Warrant Grant Agreement dated June 2, 1994 between the Registrant and
           Rollins Investment Fund. (14)
10.1    Employment Agreement, dated as of March 13, 1991, between the Registrant and Eugene R. Valentine. (1)
10.2    Business Development Contract between the Registrant and the Aberlyn
           Group, Inc. dated as of October 1, 1990. (1)
10.3    Agreement and Undertaking dated April 29, 1991 by and among the
           Registrant, Eugene R. Valentine, Aberlyn Group, Inc., Lawrence Hoffman and Robert M. Rubin. (1)
10.4    Form of Voting Trust Agreement between Eugene R. Valentine and the
           Aberlyn Group, Inc. (1)
10.5    Letter dated March 15, 1991, to Aberlyn Group, Inc., respecting sale of
           Common Stock to Consultant in certain events. (1)
10.6    Lease between the Registrant and Eugene R. Valentine and Cynthia J.
           Valentine dated as of November 1, 1988 as amended in March 1991. (1)
10.7    Securities Purchase Agreement dated December 16, 1991 between Rollins
           Investment Fund ("RIF") and the Registrant. (2)
10.8    Stock Purchase Agreement, dated June 12, 1992, among Eugene R.
           Valentine, Nicholas J. Pace and Rollins Investment Fund. (3)
10.9    Reorganization Agreement dated July 31, 1992 between Registrant and the stockholders of BMW Industrial Services, Inc., and exhibits thereto.
           (4)
10.10   Agreement dated July 31, 1992 between Registrant and Power City
           Industrial Services, Inc. (4)
10.11   Loan Agreement from Rollins Investment Fund to Eugene R. Valentine and
           Cynthia J. Valentine, dated October 14, 1992. (5)
10.12   Loan Agreement from Eugene R. Valentine to Registrant, dated October 16,
           1992. (5)
10.13   Standby and Subordination Agreement from Eugene R. Valentine and Cynthia
           J. Valentine to Fifth Third Bank. (5)
10.14   Credit and Security Agreement dated December 30, 1991 by and among the
           Fifth Third Bank, the Registrant, Valley Systems of Ohio, Inc. and Diversified Specialty Enterprises, Inc. (6)

10.15   Lease agreements between Munco Development Company and the Registrant with respect to leases of office space at Crescent Pointe Building, Canton, Ohio. (6)
10.16   Amendment No. 1 dated as of November 16, 1992, to the Credit and
           Security Agreement, dated as of December 31, 1991, by and between Registrant and the Fifth Third Bank. (7)
10.17   Amendment No. 2, dated as of July 20, 1993 to the Credit and Security
           Agreement, dated as of December 30, 1991, by and between the Registrant and Fifth Third Bank. (8)
10.18   Equipment Lease Agreement and Riders No. 1 & No. 2 by and between the
           Registrant and Ally Capital Corporation dated December 18, 1992. (9)
10.19   Letter Agreement dated September 9, 1993 between Ally Capital
           Corporation and the Registrant and Subordination and Security Agreement made as of September 9, 1993 between Ally Capital Corporation and Rollins Investment Fund. (9)
10.20   Loan and Security Agreement, dated as of June 29, 1994 by and between
           Registrant and Rollins Investment Fund. (15)
10.21   Term Note dated June 29, 1994 from Registrant to Rollins Investment
           Fund. (15)
10.22   First Amendment to Term Note dated September 2, 1994 by and between
           Registrant and Rollins Investment Fund. (15)
16.1    Letter dated July 8, 1993 from Valley Systems, Inc. to Feldman, Radin &
           Co., P.C. terminating the auditor's services. (10)

==============================================================================
 (1) Hereby incorporated by reference to the filing of the Registrant's Registration Statement on Form S-1 declared effective by the SEC on June 11, 1991.
 (2) Hereby incorporated by reference to the filing of the Schedule 13D of Rollins Investment Fund, dated December 20, 1991.
 (3) Hereby incorporated by reference to the filing of the Schedule 13D of Rollins Investment Fund, dated June 18, 1992.
 (4) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated August 10, 1992.
 (5) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated October 30, 1992.
 (6) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated November 6, 1992.
 (7) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated December 21, 1992.
 (8) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated July 30, 1993.
 (9) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 24, 1993.
(10) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated July 9, 1993.
(11) Hereby incorporated by reference to the filing of the Registrant's Form 10-Q dated February 11, 1994.

(12) Hereby incorporated by reference to with the filing of the Registrant's Form 8-K dated June 29, 1994.
(13) This is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(14) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated September 2, 1994.
(15) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 26, 1994.
(16) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 25, 1995.
(17)  Included as an exhibit in this Form 10-K.

Reports on Form 8-K filed during the three months ended June 30, 1996

         None.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VALLEY SYSTEMS, INC.

                                   By: \s\ Ed Strickland
                                       President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                   Date
- ---------                     -----                                   ----
\s\ Ed Strickland     President and Chief Executive Officer   September 24, 1996

\s\ Dennis D. Sheets  Vice President, Chief Financial         September 24, 1996
                      Officer, Treasurer and Secretary

\s\ Allen O. Kinzer   Director                                September 24, 1996

\s\ Joe M. Young      Director                                September 24, 1996

                      VALLEY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
                                                                      Number

REPORT OF INDEPENDENT ACCOUNTANTS                                         20

CONSOLIDATED BALANCE SHEETS - June 30, 1996 and 1995                      21

CONSOLIDATED STATEMENTS OF INCOME - Years ended June
   30, 1996, 1995 and 1994                                                22

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Years
   ended June 30, 1996, 1995 and 1994                                     23

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years ended
   June 30, 1996, 1995 and 1994                                           24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             25-33


     All schedules are omitted because they are not required under the instructions, are inapplicable, or the information is included elsewhere in the financial statements.

Report of Independent Accountants

To the Stockholders of
  Valley Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Valley Systems, Inc. and Subsidiaries (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley Systems, Inc. and Subsidiaries as of June 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.



Akron, Ohio
September 11, 1996

                                       21

                     VALLEY SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             June 30, 1996 and 1995



                                                        1996            1995
                                                        ----            ----
                     ASSETS
Current assets:
    Cash .......................................   $     86,099    $    228,530
    Accounts receivable ........................      4,684,719       4,026,406
    Prepaid supplies ...........................        443,446         459,589
    Prepaid expenses ...........................        193,587         212,509
                                                   ------------    ------------
       Total current assets ....................      5,407,851       4,927,034
Property and equipment .........................      9,029,694       9,954,981
Intangible assets ..............................        685,000         822,000
                                                   ------------    ------------
          Total assets .........................   $ 15,122,545    $ 15,704,015
                                                   ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...........................   $    756,672    $    537,832
    Accrued expenses ...........................      2,583,966       3,195,014
    Current portion of long-term debt ..........        729,506         701,701
                                                   ------------    ------------
       Total current liabilities ...............      4,070,144       4,434,547
Long-term debt .................................      7,021,200       5,857,536
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.10 par value; authorized
      2,000,000 shares, issued and outstanding
      55,000 at June 30, 1996 and 75,000 at
      June 30, 1995.............................          5,500           7,500
    Common stock, $.01 par value; authorized
      12,000,000 shares, issued and outstanding
      8,512,073.................................         85,121          85,121
    Paid-in capital ............................     26,786,040      26,784,040
    Accumulated deficit ........................    (22,726,822)    (21,464,729)
    Treasury stock, at cost, 105,456 shares ....       (118,638)
                                                   ------------    ------------
                                                      4,031,201       5,411,932
                                                   ------------    ------------
      Total liabilities and stockholders' equity   $ 15,122,545    $ 15,704,015
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                     VALLEY SYSTEMS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                for the years ended June 30, 1996, 1995 and 1994




                                       1996            1995            1994
                                       ----            ----            ----
Sales .........................   $ 21,874,776    $ 24,230,858    $ 27,493,724
Cost of sales .................     15,021,953      15,668,561      21,203,153
                                  ------------    ------------    ------------
   Gross profit ...............      6,852,823       8,562,297       6,290,571
                                  ------------    ------------    ------------
Selling, general, and
 administrative expenses ......      7,254,467       7,155,585       8,830,109
Litigation settlements
 and related fees .............                                      1,351,405
Restructuring charges .........                                      3,547,522
Interest expense ..............        571,700         894,583       1,505,514
                                  ------------    ------------    ------------
                                     7,826,167       8,050,168      15,234,550
                                  ------------    ------------    ------------
(Loss) income before
 provision for income taxes .         (973,344)        512,129      (8,943,979)
Income tax benefit .........                                           405,000
                                  ------------    ------------    ------------
Net (loss) income .........   .   $   (973,344)   $    512,129    $ (8,538,979)
                                  ============    ============    ============

(Loss) income per share ...       $       (.11)   $        .06    $      (1.31)
                                  ============    ============    ============

Weighted average shares used
 in per share computation            8,490,111       8,532,073       6,528,032
                                  ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                                       23


                     VALLEY SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity for the years ended June 30, 1996, 1995 and 1994


                                               Retained
             Preferred   Common    Paid-In     Earnings    Treasury
              Stock(1)  Stock(2)   Capital     (Deficit)     Stock      Total
              --------  --------   -------     ---------     -----      -----
Balance, June
  30, 1993      $2,000 $ 64,521 $17,312,209 $(13,118,538) $     --   $4,260,192
Issuance of
  common stock
  to settle
  litigation                600     119,400                             120,000
Sale of
  common stock           20,000   3,887,475                           3,907,475
Net loss                                      (8,538,979)            (8,538,979)
               ------   ------- ----------- ------------  ---------  ----------
Balance, June
  30, 1994      2,000    85,121  21,319,084  (21,657,517)        --    (251,312)
Conversion of
  debt to
  equity        3,000             2,997,000                           3,000,000
Sale of
  preferred
  stock         2,500             2,467,956                           2,470,456
Net income                                       512,129                512,129
Series C
  preferred
  dividends
  paid                                          (319,341)              (319,341)
               ------   ------- ----------- ------------  ---------  ----------
Balance, June
  30, 1995      7,500    85,121  26,784,040  (21,464,729)        --   5,411,932
Purchase of
  treasury
  stock                                                    (118,638)   (118,638)
Retirement
  of Series B
  preferred
  stock        (2,000)                2,000
Net loss                                        (973,344)              (973,344)
Series C
  preferred
  dividends
  paid                                          (288,749)              (288,749)
               ------  -------  ----------- ------------  ---------  ----------
Balance, June
  30, 1996     $5,500  $85,121  $26,786,040 $(22,726,822) $(118,638) $4,031,201
               ======  =======  =========== ============  =========  ==========

     (1)  Share numbers are equivalent to ten times dollar amounts.

     (2)  Share numbers are equivalent to one hundred times dollar amounts.



The accompanying notes are an integral part of these financial statements.

                              VALLEY SYSTEMS, INC.
                     Consolidated Statements of Cash Flows
                for the years ended June 30, 1996, 1995 and 1994

                                                1996        1995        1994
                                                ----        ----        ----
Cash flows from operating activities:
     Net (loss) income..................  $  (973,344)  $  512,129  $(8,538,979)
     Adjustments to reconcile net (loss)
         income to cash provided (used)
         by operating activities:
       Depreciation and amortization....    3,516,986    3,229,816    4,155,529
       (Gain) loss on disposition of
         property and equipment.........       (6,865)       1,854      211,403
       Restructuring charges............                              3,547,522
       Settlement of shareholder
         litigation.....................                                120,000
       (Increase) decrease in assets:
         Accounts receivable............     (658,313)     232,073      811,051
         Prepaid supplies...............       16,143      (50,641)      73,975
         Prepaid expenses...............       18,922        7,073      (54,807)
       Increase (decrease) in liabilities:
         Accounts payable...............      218,840     (323,516)  (1,245,515)
         Accrued expenses...............   (1,628,048)    (758,787)    (477,497)
                                           ----------  -----------  -----------
           Cash provided (used) by
             operating activities.......      504,321    2,850,001   (1,397,318)
                                           ----------  -----------  -----------
Cash flows from investing activities:
     Additions to property and equipment   (2,547,375)  (1,289,083)    (693,733)
     Proceeds from dispositions of
       property and equipment...........       99,541      684,238      138,241
                                           ----------  -----------  -----------
           Cash used by investing
            activities..................   (2,447,834)    (604,845)    (555,492)
                                           ----------  -----------  -----------
Cash flows from financing activities:
     Payments of long-term debt.........     (702,810)  (9,331,833)  (5,944,667)
     Proceeds from long-term debt.......    2,911,279    3,714,981    4,596,576
     Proceeds from sale of stock........                 2,470,456    3,907,475
     Payments of dividends..............     (288,749)    (319,341)
     Purchase of treasury stock              (118,638)
                                           ----------  -----------  -----------
           Cash provided (used) by
            financing activities........    1,801,082   (3,465,737)   2,559,384
                                           ----------  -----------  -----------
(Decrease) increase in cash.............     (142,431)  (1,220,581)     606,574
Cash at beginning of year...............      228,530    1,449,111      842,537
                                           ----------  -----------  -----------
Cash at end of year.....................   $   86,099  $   228,530  $ 1,449,111
                                           ==========  ===========  ===========
Cash paid (received) for:
     Interest                              $  571,700  $   834,443  $ 1,489,842
     Taxes                                                             (405,000)
Non-cash financing activities:
     Equipment under capital lease
       obligation                                                       101,405
     Notes payable converted to
       preferred stock                                   3,000,000
     Reclassification of payments
       from former directors and
         officers (Notes 5, 6.D and 9)      1,017,000


The accompanying notes are an integral part of these financial statements.

                     VALLEY SYSTEMS, INC. AND SUBSIDIARIES
                        Notes to Consolidated Statements

  1.   DESCRIPTION OF BUSINESS:

       The Company is engaged in the business of providing specialized industrial cleaning and other services to divisions and facilities of Fortune 500 companies and other substantial businesses engaged in heavy industry. Such services generally involve the removal of industrial grime, deposits, wastes and encrustations from equipment and facilities. The Company's principal customers are in the chemical, plastics, power generation, petroleum refining and primary metals businesses. The company's industrial cleaning methods include, in addition to the use of waterblasting, vacuuming and other more conventional procedures, the application of ultra high pressure ("UHP") waterjetting methods.

  2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

       Accounts Receivable: The Company's customers are located throughout the United States. The Company monitors potential credit losses and such losses have been within management's expectations. Accounts receivable which become uncollectible are written off against operations at the time they are deemed to be worthless. The total uncollectible accounts charged to operations for the years ended June 30, 1996, 1995 and 1994 were $6,000, $89,000 and $22,000, respectively. The allowance for doubtful accounts was $125,000 at June 30, 1996 and $200,000 at June 30, 1995.

       Prepaid Supplies: Prepaid supplies consist of items to be used in operations, and are stated at the lower of cost or market.

       Property and Equipment: Property and equipment are stated at cost. The Company uses the straight-line method of depreciation for financial reporting purposes. For income tax purposes, depreciation is computed by either the accelerated or modified cost recovery method.

       During the fourth quarter of fiscal 1994, management approved a restructuring plan to close certain branches with geographic locations inconsistent with the Company's concentration of business and to exit certain lines of business with poor operating margins. As a result of this restructuring plan, management identified certain fixed assets which had an impairment in value. As such, these assets were written down to management's estimate of net realizable value resulting in a restructuring charge of $3,547,522 (see Note 3).

       The cost and related accumulated depreciation of assets retired, sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current years' results of operations.

       Effective July 1, 1995, the Company revised its estimates of the useful lives of certain machinery and equipment. This change was brought about by a review of machinery and equipment by branch management to better reflect the estimated periods during which such assets will remain in service. The change had the effect of increasing depreciation expense and decreasing net income by approximately $525,000 ($.06 per share) for the year ended June 30, 1996.

       Income Taxes: Deferred income taxes are provided to reflect the tax effects of temporary differences between financial and tax reporting, principally related to depreciation.

       Intangible Assets: Intangible assets include the cost of certain patents, technology, trademarks, and a non-compete agreement. These items are being amortized to operations on a straight line basis over 10 years. Accumulated amortization amounted to $685,000 and $548,000 as of June 30, 1996 and 1995, respectively.

       (Loss) Income Per Share: (Loss) income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents include dilutive stock options and warrants using the Treasury Stock method which have not been included in computing the (loss) income per share for the three years in the period ended June 30, 1996 since such inclusion would be either anti-dilutive or immaterial.

       Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

       Fair Value of Financial Instruments: The carrying values of accounts receivable and short-term borrowings represent reasonable estimates of the fair values of these instruments due to their short maturities. The fair value of long-term debt is estimated by discounting the future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities. The estimated fair values of the long-term debt at June 30, 1996 approximated its carrying values.

       New Accounting Pronouncements: During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No.121
       - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of SFAS No. 121 had no significant effect on the consolidated financial statements.

       In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 - "Accounting for Stock-Based Compensation" effective for transactions entered into after December 15, 1996. This standard provides new accounting treatment for stock-based compensation programs, but it provides companies the option of continuing the previous accounting method and providing footnote disclosure of the impact of the new treatment. Management intends to adopt the disclosure only provisions in 1997. Management does not believe the adoption of this standard will have a significant impact on the consolidated financial statements of the Company.

       Reclassifications: Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

  3.   RESTRUCTURING CHARGES:

       During the quarter ended June 30, 1994, the Company implemented a restructuring plan designed to reduce costs and return the Company to profitability and increase stockholder value by scaling back certain operations and discontinuing certain lines of business that had not met profitability expectations. Restructuring costs, which are shown as a separate item in the accompanying consolidated statements of income, represent the costs of branch closures, lease termination costs, severance pay, loss on disposal of assets, the impairment of fixed assets and other costs related to the restructuring of operations.

  4.   PROPERTY AND EQUIPMENT:

       Property and equipment consist of the following:

                                                     1996           1995
                                                     ----           ----
         Land                                    $   182,907   $    95,100
         Building and leasehold improvements         580,000       580,000
         Automobiles and trucks                   11,071,390     9,811,508
         Equipment                                 6,885,718     8,690,036
         Office equipment                            144,213       160,050
         Equipment in progress and parts             221,016        91,611
                                                 -----------   -----------
                                                  19,085,244    19,428,305
         Less accumulated depreciation and
            amortization                          10,055,550     9,473,324
                                                 -----------   -----------
                                                 $ 9,029,694   $ 9,954,981
                                                 ===========   ===========

       Included in property and equipment are assets under capital leases of $3,277,000 and $3,573,000 with related accumulated depreciation of $1,743,000 and $1,405,000 as of June 30, 1996 and 1995, respectively.

       The Company incurred repairs and maintenance costs on the aforementioned property and equipment of approximately $1,850,000, $2,150,000 and $2,600,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

  5.   ACCRUED EXPENSES:

       Accrued expenses consist of the following :

                                                        1996         1995
                                                        ----         ----
         Accrued salaries and bonus                 $  706,000   $  786,000
         Accrued payroll taxes and workers'
           compensation insurance                      247,000      562,000
         Accrued professional fees                     161,000      500,000
         Reserve for disputed amounts
           receivable (see Notes 6.D and 9.B)        1,113,000         --
         Other accrued liabilities                     356,966    1,347,014
                                                    ----------   ----------
                                                    $2,583,966   $3,195,014
                                                    ==========   ==========

  6.   LONG-TERM DEBT:

       Long-term debt is comprised of the following:

                                                       1996         1995
                                                       ----         ----
        Capitalized leases (A)                      $1,124,211   $1,762,544
        Installment loans                                 --         64,476
        Notes payable - shareholder (B)                   --           --
        Revolving loan - bank (C)                    6,626,495    3,714,981
        Other (D)                                         --      1,017,236
                                                    ----------   ----------
                                                     7,750,706    6,559,237
        Less: current portion of long-term debt        729,506      701,701
                                                    ----------   ----------
                                                    $7,021,200   $5,857,536
                                                    ==========   ==========

       A. Capitalized leases are due in monthly installments ranging from $2,000 to $26,000 and bear interest from 9.9% to 16.4%.

       B. The Company has a loan agreement with its majority shareholder, which expires in 1998 and provides a total credit facility to the Company as follows:

                           Through June 1997         $9,000,000
                           July 1997 to July 1998    $8,000,000

              This facility may be utilized by borrowings at .5% over the prime rate (payable quarterly) or, at the Company's option, by having the shareholder provide bank letters of credit which the Company can utilize as collateral for other obligations. The Company reimburses the shareholder for the actual cost of the letters of credit. This loan agreement is collateralized by essentially all assets of the Company. At June 30, 1996, there are no loans outstanding under this facility, and the shareholder has issued $8,280,000 in bank letters of credit, leaving $720,000 of the facility available to the Company.

       C. This obligation represents borrowings under a $7,500,000 revolving loan agreement with a bank. The loan bears interest at 1.7% below the prime rate, payable monthly, and is collateralized by a bank letter of credit provided by the Company's majority shareholder under the loan agreement described in B. above. This revolving loan agreement decreases to $6,500,000 in June 1997 and expires June 1998.

       D. This amount relates to payments made to the Company by former officers and directors that was classified as an obligation at June 30, 1995. During 1996, the Company determined that these amounts were actually repayments by the former officers and directors of amounts owned the Company by these officers and directors at the time the payments were made (see Notes 5 and 9.B).

       The aggregate maturities on the aforementioned debt are as follows:

                         Year Ended June 30
                               1997                $     729,506
                               1998                    6,995,978
                               1999                       25,222
                                                   $   7,750,706

  7.   INCOME TAXES:

       The income tax provision (benefit) for the three years ended June 30, 1996 is comprised of the following amounts:

                                                    1996      1995       1994
                                                    ----      ----       ----
           Current:
               Federal                            $  -0-   $   -0-  $ (405,000)
                                                  ======   =======  ==========

           Statutory rate                            (34)%    (34)%      (34)%
           Operating loss not utilizable              34       34         29
                                                  ------   -------  ----------
           Effective rate                              - %      - %       (5)%
                                                  ======   =======  ==========

       Deferred federal income taxes reflect the impact for financial statement reporting purposes of temporary differences between the financial statement and tax basis of assets and liabilities. At June 30, 1996 and 1995, the components of the net deferred tax assets were as follows:


                                                      1996            1995
                                                      ----            ----
       Deferred tax assets:
         Allowance for doubtful accounts      $      50,000   $      80,000
         Vacation accrual                           132,000         104,500
         Litigation reserve                          50,000         181,871
         Sales tax reserve                           55,000         280,000
         Asset impairment reserve                   954,773       1,063,337
         Net operating loss carryforwards         9,919,383       8,341,427
         Other                                       70,395         168,792
                                               ------------    ------------
                                                 11,231,551      10,219,927
                                               ------------    ------------
       Deferred tax liabilities:
         Basis difference in fixed assets          (792,832)       (662,053)
         Valuation allowance                    (10,438,719)     (9,557,874)
                                               ------------    ------------
                                                (11,231,551)    (10,219,927)
                                               ------------    ------------
             Net deferred tax asset            $        -0-    $        -0-
                                               ============    ============


       The  Company  has   approximately   $24,800,000  of  net  operating  loss
       carryforwards for future years, which cannot be utilized to create tax refunds. Such amounts begin to expire in the year 2008.

  8.   Commitments:

       The Company has various capital and operating leases in effect for equipment, vehicles and facilities with initial terms ranging from one month to five years with renewal options generally being available. Minimum commitments under all capital and operating leases at June 30, 1996 are as follows:

                                                     Capital      Operating
                                                     -------      ---------
       Year:
         1997                                      $  728,239    $  117,600
         1998                                         538,968        65,600
         1999                                          25,542            --
                                                   ----------    ----------
           Total minimum lease payments             1,292,749    $  183,200
                                                                 ==========
           Less amount representing interest          168,538
                                                   ----------
           Total present value of capital
             obligation (Note 6)                    1,124,211
           Less current portion                       603,011
                                                   ----------
               Long-term obligation under
                 capital leases                    $  521,200
                                                   ==========

          Operating lease expenses amounted to $364,000, $546,000 and $1,266,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

 9.    LITIGATION:

       A. In October 1992, the Company was informed that the Securities and Exchange Commission ("SEC") authorized its staff to investigate whether there have been violations of Federal securities laws. The Company cooperated fully in this investigation. In July 1995, the Company executed an Offer of Settlement to the SEC whereby it consents to the entry of an administrative order which, among other things, requires the Company to cease and desist violating certain provisions of the Securities Exchange Act of 1934, and certain rules promulgated thereunder. No monetary penalties or damages were paid by the Company to settle this matter.

       B. The Company filed a lawsuit in September 1993 against certain of its former directors and officers, as well as other parties. Some of the defendants have asserted counterclaims against the Company and one of its directors for breach of employment agreement, fraudulent misrepresentations, common law conversion, defamation, civil conspiracy, abuse of process, breach of contract, and unjust enrichment. All of these counterclaims were dismissed in March 1996, except for the claims of breach of contract and unjust enrichment against the Company. These counterclaims both relate to contributions made to the Company by two former officers and directors, which are discussed below.

             During 1996, the Company determined that amounts contributed to it by two former officers and directors that were previously classified as loans to the Company were not loans. Instead, such contributions have been determined to be repayments by the former officers and directors of amounts owed by those officers and directors to the Company at the time the contributions were made. Because this determination is being contested by the former officers and directors, an equal amount has been reserved. If it is ultimately determined that the contributions were properly characterized as loans to the Company, the amounts owed by the former officers and directors to the Company will be treated as dividends paid to the former officers and directors in 1989, 1990 and 1991 (see Notes 5 and 6.D).

       In connection with the above litigation matters, the Company charged operations $1,200,000 for legal and professional fees and expenses in 1994.

 10.   MAJOR CUSTOMERS:

       For the year ended June 30, 1996, one customer accounted for 14% of the Company's sales, one customer accounted for 10%, and four other customers each accounted for 5% of sales.

       For the year ended June 30, 1995, one customer accounted for 10% of the Company's sales. Four other customers each accounted for 5% to 10% of sales, for a total of 27%.

       For the year ended June 30, 1994, one customer accounted for 7%, one customer for 6% and one customer for 5% of the Company's sales.

11.    STOCKHOLDERS' EQUITY:

       A. At June 30, 1995, there were 20,000 shares of Series B Preferred Stock outstanding. These shares were transferred to the Company in 1996 as part of a settlement of litigation, and were then retired.

       B. In September 1994, the Company issued 55,000 shares of Series C Preferred Stock to its majority shareholder, who then transferred them to an affiliate. Each share of the Series C Preferred Stock is entitled to a cumulative annual dividend of $7.00, payable quarterly. At June 30, 1996, $96,250 of dividends are in arrears. The proceeds from the sale of the preferred shares totaled $5.5 million; $3.0 million in the conversion of debt for equity and $2.5 million of cash. The cash proceeds from the transaction were used to retire additional debt and to provide working capital.

12.    STOCK OPTIONS AND WARRANTS:

       A. In 1991, the Company adopted a stock option plan. Up to 400,000 shares of common stock may be issued under the plan. Outstanding options on June 30, 1996 were as follows:

                                       Shares
                Option Price     Total     Exercisable     Expiration Date
                ------------     -----     -----------     ---------------
                   $3.00         34,780        34,780       January 2001
                   $1.50         57,300        57,300       October 2002
                   $1.50        226,200        45,240       October 2004
                                318,280       137,320

       B. In October 1994, the Company issued stock options to its directors to purchase a total of 50,000 shares of its common stock at $1.50 per share. These options can be exercised up to 10,000 shares on or after each of the first five anniversary dates, and expire in October 2004.

       C. At June 30, 1996, warrants to purchase shares of the Company's common stock were outstanding as follows:

                  Warrant
                   Price           Shares         Expiration Date
                  $  3.25           10,000          June 1998
                  $  3.09        2,314,000          May 2000
                  $ 15.00          100,000          September 2001

13.    Employee Benefit Plan:

       In 1991, the Company adopted a 401(k) plan. The plan is a discretionary plan in that the Company may or may not make contributions to the plan. The Company did not contribute to the plan during the three years ended June 30, 1996.

14.    FOURTH QUARTER ADJUSTMENTS:

       The Company reported a loss of $3,524,531 before income taxes for the nine months ended March 31, 1994, and a loss of $8,538,979 before income taxes for the full year ended June 30, 1994.

       The following are adjustments made during the fourth quarter ended June 30, 1994:

       1. The Company recognized certain restructuring costs during the fourth quarter (See Note 3).

       2. The Company recognized significant expenses related to certain litigation during the fourth quarter (See Note 9).