Form 10-Q
period 1996-09-30
VALLEY SYSTEMS INC
filed 1996-11-12
CIK 873571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                         Commission file number: 0-19343


                              VALLEY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             State of incorporation: Delaware      FEIN: 34-1493345

        11580 Lafayette Drive NW, Canal Fulton, Ohio 44614 (330) 854-4526
          (Address and telephone number of principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No


                         Number of shares outstanding at
                               October 30, 1996:

                     Common Stock, $.01 par value: 8,346,617

PART 1 -- FINANCIAL INFORMATION
     Item 1.  Consolidated Financial Statements

                      Valley Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                                    September
                                                    30, 1996         June 30,
                                                   (unaudited)         1996
                                                  ------------    ------------
                        ASSETS
Current assets:
   Cash .......................................   $    156,853    $     86,099
   Accounts receivable ........................      5,073,515       4,684,719
   Prepaid supplies ...........................        451,168         443,446
   Prepaid expenses ...........................        274,340         193,587
                                                  ------------    ------------
          Total current assets ................      5,955,876       5,407,851
Property and equipment ........................      8,405,627       9,029,694
Intangible assets .............................        650,750         685,000
                                                  ------------    ------------
          Total assets ........................   $ 15,012,253    $ 15,122,545
                                                  ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................   $    667,079    $    756,672
   Accrued expenses ...........................      2,393,266       2,583,966
   Current portion of long-term debt ..........        800,404         729,506
                                                  ------------    ------------
          Total current liabilities ...........      3,860,749       4,070,144
Long-term debt ................................      6,913,643       7,021,200
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.10 par value; authorized
     2,000,000 shares, issued and outstanding
     55,000 at March 31, 1996 and 75,000
     at June 30, 1995..........................          5,500           5,500
   Common stock, $.01 par value; authorized
     12,000,000 shares, issued and outstanding
     8,512,073.................................         85,121          85,121
   Paid-in capital ............................     26,786,040      26,786,040
   Accumulated deficit ........................    (22,476,478)    (22,726,822)
   Treasury stock, at cost, 145,456 shares at
     September 30, 1996 and 105,456 at June
     30, 1996 .................................       (162,322)       (118,638)
                                                  ------------    ------------
                                                     4,237,861       4,031,201
                                                  ------------    ------------
          Total liabilities and stockholders'
            equity ............................   $ 15,012,253    $ 15,122,545
                                                  ============    ============

                 See notes to consolidated financial statements.


                      Valley Systems, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                          Three months ended September 30
                                          -------------------------------
                                                 1996           1995
                                             -----------    -----------
Sales ..................................     $ 6,275,404    $ 5,887,841
Cost of sales ..........................       3,908,488      3,841,718
                                             -----------    -----------
     Gross profit ......................       2,366,916      2,046,123
Selling, general, and
  administrative expenses...............       1,955,486      1,763,824
Interest expense .......................         161,086        150,990
                                             -----------    -----------
Income before income taxes..............         250,344        131,309
Income taxes ...........................               0              0
                                             -----------    -----------
     Net income ........................     $   250,344    $   131,309
                                             ===========    ===========
Net income per share:
     Primary ...........................     $       .03    $       .02
                                             ===========    ===========
Weighted average shares
  used in computation ..................       8,391,616      8,512,073
                                             ===========    ===========



                 See notes to consolidated financial statements.



                      Valley Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                          Three months ended
                                                              September 30
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------
Cash flows from operating activities:
   Net income .......................................... $ 250,344    $ 131,309
   Adjustments to reconcile net income to
    net cash flows from operating activities:
      Depreciation and amortization ....................   834,535      881,008
      Gain on disposition of property and equipment ....    (1,020)     (46,912)
      (Increase) decrease in assets:
          Accounts receivable ..........................  (388,796)    (214,771)
          Prepaid supplies .............................    (7,722)      54,617
          Prepaid expenses .............................   (80,753)    (219,792)
      Increase (decrease) in liabilities:
          Accounts payable .............................   (89,593)     171,189
          Accrued expenses .............................  (190,700)     (46,193)
                                                         ---------    ---------
               Cash provided by operating activities ...   326,295      710,455
                                                         ---------    ---------
Cash flows from investing activities:
   Additions to property and equipment .................  (181,698)    (425,188)
   Proceeds from dispositions of property and equipment      6,500       49,587
                                                         ---------    ---------
               Cash used by investing activities .......  (175,198)    (375,601)
                                                         ---------    ---------
Cash flows from financing activities:
   Additional long-term borrowings .....................   162,699
   Payments of long-term debt ..........................  (199,358)    (432,802)
   Purchase of treasury shares .........................   (43,684)
   Payment of dividends ................................   (96,250)
                                                         ---------    ---------
               Cash used by financing activities .......   (80,343)    (529,052)
                                                         ---------    ---------
Increase (decrease) in cash ............................    70,754     (194,198)
Cash at beginning of year ..............................    86,099      228,530
                                                         ---------    ---------
Cash at end of period .................................. $ 156,853    $  34,332
                                                         =========    =========


                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K dated September 24, 1995 for the years ended June 30, 1996.

     The financial statements for the periods ended September 30, 1996 and 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.   CONTINGENCIES:

     The Company filed a lawsuit in September 1993 against certain of its former directors and officers, as well as other parties. Some of the defendants asserted counterclaims against the Company for breach of contract and unjust enrichment. This lawsuit is scheduled to go to trial in December, 1996.

     During 1996, the Company determined that amounts contributed to it by two former officers and directors that were previously classified as loans to the Company were not loans. Instead, such contributions have been determined to be repayments by the former officers and directors of amounts owed by those officers and directors to the Company at the time the contributions were made. Because this determination is being contested by the former officers and directors in the lawsuit described above, an equal amount has been reserved. If it is ultimately determined that the contributions were properly characterized as loans to the Company, the amounts owed by the former officers and directors to the Company will be treated as dividends paid to the former officers and directors in 1989, 1990, and 1991.

3.   INCOME TAXES:

     The provisions for income taxes for the periods presented vary from the customary relationship with pre-tax income due to utilization of net operating loss carryforwards.

4.   STOCKHOLDERS' EQUITY:

     Dividends of $182,500 on the Company's Series C Preferred Stock are in arrears at September 30,1996.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

RESULTS OF OPERATIONS:

Three months ended September 30, 1996 as compared to the three months ended September 30, 1995:

The Company's sales for the three months ended September 30, 1996 increased 6.6% from the same period in 1995. The increase is primarily attributable to the Company's ultra high pressure water jet service line, which had a sales increase of 15% over last year, and accounted for 49% of total sales in 1996. This increase, in the Company's most profitable service line, helped increase gross margin in 1996 to 37.7% of sales, compared to 34.8% in the same period last year.

Selling, general and administrative expenses increased 10.9% in the three months ended September 30, 1996 compared to the same period a year earlier. As a percentage of sales, these expenses increased from 30.0% in 1995 to 31.2% this year. This increase is largely due to increased marketing expenses and additions to the sales staff.

FINANCIAL CONDITION:

The Company's financial condition at September 30, 1996 has not changed significantly from that at June 30, 1996. Operations in the three months in 1996 generated cash of $326,000, compared to $710,000 in 1995. Additions to property and equipment were $182,000 in 1996, compared to $425,000 in 1995.


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

Formal discovery in both cases is now in process and is expected to conclude shortly. A trial date of December 4, 1996 has been scheduled for these cases.


         Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits:   None

b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated August 8, 1996, including Items 5 and 7, in connection with a press release issued on that day regarding a share purchase program.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Valley Systems, Inc.


Date:  October 30, 1996           By: \s\  Ed Strickland
                                           President and Chief Executive Officer


Date:  October 30, 1996           By: \s\  Dennis D. Sheets
                                           Chief Financial Officer