Form 10-Q
period 1996-12-31
VALLEY SYSTEMS INC
filed 1997-02-10
CIK 873571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                         Commission file number: 0-19343


                              VALLEY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             State of incorporation: Delaware      FEIN: 34-1493345

       11580 Lafayette Drive NW, Canal Fulton, Ohio 44614   (330)854-4526
          (Address and telephone number of principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


               Number of shares outstanding at December 31, 1996:

                     Common Stock, $.01 par value: 8,336,617

PART 1 -- FINANCIAL INFORMATION
         Item 1.  Consolidated Financial Statements
                      Valley Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                      December
                                                      31, 1996        June 30,
                      ASSETS                        (unaudited)         1996
                      ------                       ------------    ------------
Current assets:
     Cash ......................................   $     89,456    $     86,099
     Accounts receivable .......................      4,050,778       4,684,719
     Prepaid supplies ..........................        441,485         443,446
     Prepaid expenses ..........................        179,186         193,587
                                                   ------------    ------------
          Total current assets .................      4,760,905       5,407,851
Property and equipment .........................      8,240,699       9,029,694
Intangible assets ..............................        616,500         685,000
                                                   ------------    ------------
          Total assets .........................   $ 13,618,104    $ 15,122,545
                                                   ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
 Current liabilities:
     Accounts payable ..........................   $    599,865    $    756,672
     Accrued expenses ..........................      1,405,374       2,583,966
     Current portion of long-term debt .........        446,336         729,506
                                                   ------------    ------------
          Total current liabilities ............      2,451,575       4,070,144
Long-term debt .................................      6,525,970       7,021,200
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.10 par value; authorized
       2,000,000 shares, issued and outstanding
       55,000 ..................................          5,500           5,500
     Common stock, $.01 par value; authorized
       12,000,000 shares, issued and outstanding
       8,512,073 ...............................         85,121          85,121
     Paid-in capital ...........................     26,786,040      26,786,040
     Accumulated deficit .......................    (22,039,405)    (22,726,822)
     Treasury stock, at cost, 175,456 shares at
        December 31, 1996 and 105,456 at June
        30, 1996 ...............................       (196,697)       (118,638)
                                                   ------------    ------------
                                                      4,640,559       4,031,201
                                                   ------------    ------------
      Total liabilities and stockholders' equity   $ 13,618,104    $ 15,122,545
                                                   ============    ============

                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                               Three months ended          Six months ended
                                   December 31                December 31
                               1996          1995          1996           1995
                               ----          ----          ----           ----
Sales ................     $ 5,132,772  $ 5,610,809   $ 11,408,176  $ 11,498,650
Cost of sales ........       3,405,343    3,677,186      7,313,831     7,518,904
                           -----------  -----------   ------------  ------------
     Gross profit ....       1,727,429    1,933,623      4,094,345     3,979,746
Selling, general, and
  administrative expenses    1,897,490    1,755,260      3,852,976     3,519,084
Interest expense .....         145,102      137,370        306,188       288,360
Gain on settlement of
   litigation ........        (752,236)                   (752,236)
                           -----------  -----------   ------------  ------------
Income from operations
 before income taxes .         437,073       40,993        687,417       172,302
Income taxes .........
                           -----------  -----------   ------------  ------------
     Net income ......     $   437,073  $    40,993   $    687,417  $    172,302
                           ===========  ===========   ============  ============
Net income per share:
     Primary .........     $       .05  $       .00   $        .08  $        .02
                           ===========  ===========   ============  ============
Weighted average
   shares ............       8,347,704    8,512,073      8,369,116     8,512,073
                           ===========  ===========   ============  ============



                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Six months ended
                                                              December 31
                                                          1996           1995
                                                          ----           ----
Cash flows from operating activities:
   Net income .....................................  $   687,417     $  172,302
   Adjustments to reconcile net income to net cash
    flows from operating activities:
      Depreciation and amortization ...............    1,660,410      1,759,570
      Gain on disposition of property and equipment      (14,502)       (12,923)
      (Increase) decrease in assets:
            Accounts receivable ...................      633,941         50,683
            Prepaid supplies ......................        1,961         51,846
            Prepaid expenses ......................       14,401       (119,318)
      Increase (decrease) in liabilities:
            Accounts payable ......................     (156,807)        69,725
            Accrued expenses ......................   (1,178,592)      (408,938)
                                                      ----------     ----------
             Cash provided by operating  activities    1,648,229      1,562,947
                                                      ----------     ----------
Cash flows from investing activities:
   Additions to property and equipment ............     (886,627)    (1,359,008)
   Proceeds from dispositions of property and
     equipment                                            98,214         18,463
                                                      ----------     ----------
             Cash used by investing activities ....     (788,413)    (1,340,545)
                                                      ----------     ----------
Cash flows from financing activities:
   Payments of long-term debt .....................     (778,400)      (209,291)
   Purchase of treasury shares ....................      (78,059)
   Payment of dividends ...........................     (192,500)
                                                      ----------     ----------
             Cash used by financing activities ....     (856,459)      (401,791)
                                                      ----------     ----------
Increase (decrease) in cash .......................        3,357       (179,389)
Cash at beginning of year .........................       86,099        228,530
                                                      ----------     ----------
Cash at end of period .............................   $   89,456     $   49,141
                                                      ==========     ==========


                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K dated September 24, 1996 for the years ended June 30, 1996.

     The financial statements for the periods ended December 31, 1996 and 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.   CONTINGENCIES:

     The Company filed a lawsuit in September 1993 against certain of its former directors and officers, as well as other parties. This lawsuit was settled in December, 1996.

     During the fiscal year ended June 30, 1996 the Company determined that amounts contributed to it by two former officers and directors that were previously classified as loans to the Company were not loans. Instead, such contributions were determined to be repayments by the former officers and directors of amounts owed by those officers and directors to the Company at the time the contributions were made. Because this determination was contested by the former officers and directors in the lawsuit described above, an equal amount was reserved. As a result of the settlement of this lawsuit, the reserve was eliminated in the quarter ended December 31, 1996, resulting in a gain of $752,000 after related expenses of the litigation.

3.   INCOME TAXES:

     The provisions for income taxes for the periods presented vary from the customary relationship with pre-tax income due to utilization of net operating loss carryforwards.

4.  STOCKHOLDERS' EQUITY:

     Dividends of $288,750 on the Company's Series C Preferred Stock are in arrears at December 31, 1996.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three months ended December 31, 1996 as compared to the three months ended December 31, 1995:

Sales for the three months ended December 31, 1996 decreased 8.5% from the same period in 1995. Sales in the UHP service line were flat between the periods, all of the decrease came in the vacuum and conventional waterblasting service lines.

Gross margin declined slightly, going from 34.5% in 1995 to 33.7% in 1996. This is primarily due to fixed costs being spread over lower revenues. Selling, general and administrative costs increased 8.1% in 1996. Increased levels of sales and marketing costs accounted for most of this increase.

Net income for the quarter ended December 31, 1996 totaled $437,000, or $.05 per share. This includes a gain of $752,000, or $.09 per share resulting from the settlement of litigation in the period.

Six months ended December 31, 1996 as compared to the three months ended December 31, 1995:

Sales for the six months ended December 31, 1996 decreased .8% from the same period in 1995. Sales in the UHP service line increased 8%, and accounted for 47% of the total in 1996, compared to 43% in the prior year. This growth helped improve the gross margin percentage in the first six months of the current fiscal year to 35.9%, up from 34.6% in the same period in 1995.

The improvement in gross margin was offset by a 9.5% increase in selling, general and administrative expenses, which amounted to 33.8% of sales in 1996, compared to only 30.6% in the prior year. Most of the increase in these costs is due to larger expenditures for sales and marketing.

Net income for the first half of the fiscal year ending June 30, 1997 totaled $687,000, or $.08 per share. This includes a gain of $752,000, or $.09 per share resulting from the settlement of litigation in the period. Income for the same period in 1995 totaled $172,000, or $.02 per share.

FINANCIAL CONDITION:

Working capital has increased from $1.3 million at June 30, 1996 to $2.3 million at December 31, 1996. Most of the increase is due to the settlement of litigation in the second quarter of the current fiscal year.

Operations generated $1.6 million of cash in 1996 compared to $1.5 million in 1995, an increase of 5.5%. Net purchases and construction of equipment totaled $788,000 in 1996, compared to $1,340,000 in the prior year. After capital expenditures, net cash provided from operations in the first half of fiscal 1997 totaled $860,000. Most of this excess was used to reduce long term debt.

PART II -- OTHER INFORMATION
         Item 1.  Legal Proceedings:
As previously reported, the Company initiated litigation in 1993 against certain former officers and directors in the United States District Court for the Northern District of Ohio, Eastern Division. This litigation was resolved on terms favorable to the Company in December 1996, after the trial had commenced. All claims between the Company and the former officers and directors have now been resolved.

         Item 4.  Submission of Matters to a Vote of Security Holders:
The annual meeting of stockholders of the Company was held on November 4, 1996. Matters voted upon at the meeting were as follows:

     For the election of directors:

             Allen O. Kinzer:   For:  7,719,595   Withheld:    11,848

             Joe M. Young:      For:  7,611,377   Withheld:   120,066

     Onthe ratification of the appointment of Coopers & Lybrand LLP as independent auditors for the fiscal year ending June l , 1997:

             For:  7,596,569     Against:  116,603    Abstained:  18,271

         Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits:   10.23 - Second Amendment to Loan and Security Agreement dated
         November 5, 1996 by and between Registrant and Rollins Investment Fund.

b)    Reports on Form 8-K:   None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VALLEY SYSTEMS, INC.


Date:   February 7, 1997          By: \s\ Ed Strickland
                                          President and Chief Executive Officer


Date:   February 7, 1997          By: \s\ Dennis D. Sheets
                                          Chief Financial Officer