Form 10-Q
period 1997-03-31
VALLEY SYSTEMS INC
filed 1997-05-15
CIK 873571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


                 Number of shares outstanding at March 31, 1997:

                     Common Stock, $.01 par value: 7,986,617

PART 1 -- FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements

                      Valley Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                       March
                                                      31, 1997       June 30,
                                                    (unaudited)        1996
                                                    ------------   ------------
                        ASSETS
Current assets:
  Cash                                             $     57,998    $     86,099
  Accounts receivable                                 4,580,179       4,684,719
  Prepaid supplies                                      485,412         443,446
  Prepaid expenses                                       99,094         193,587
                                                   ------------    ------------
     Total current assets                             5,222,683       5,407,851
Property and equipment                                7,630,937       9,029,694
Inangible assets                                        582,250         685,000
                                                   ------------    ------------
       Total assets                                $ 13,435,870    $ 15,122,545
                                                   ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $    641,910    $    756,672
  Accrued expenses                                    1,015,713       2,583,966
  Current portion of long-term debt                     573,373         729,506
                                                   ------------    ------------
     Total current liabilities                        2,230,996       4,070,144
Long-term debt                                        6,661,209       7,021,200
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.10 par value; authorized
    2,000,000 shares, issued  and outstanding
    55,000                                                 5,500          5,500
  Common stock, $.01  par  value;  authorized
    12,000,000 shares, issued and outstanding
    8,512,073                                             85,121         85,121
  Paid-in capital                                     26,786,040     26,786,040
  Accumulated deficit                                (21,734,050)   (22,726,822)
  Treasury stock, at cost,  525,456 shares at
    March 31, 1997  and  105,456  at June 30,
    1996                                                (598,946)      (118,638)
                                                    ------------   ------------
                                                       4,543,665      4,031,201
                                                    ------------   ------------
        Total liabilities and stockholders' equity  $ 13,435,870   $ 15,122,545
                                                    ============   ============

                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                Three months ended        Nine months ended
                                     March 31                  March 31
                                 1997         1996         1997        1996

Sales                      $5,320,539  $ 4,589,663    $16,728,715   $16,088,313
Cost of sales               3,182,877    3,626,233     10,496,708    11,145,137
                           ----------  -----------    -----------   -----------
    Gross profit            2,137,662      963,430      6,232,007     4,943,176
Selling, general,
  and administrative
  expenses                  1,692,683    1,954,306      5,545,659     5,473,390
Interest expense              139,624      132,540        445,812       420,900
Gain on settlement
  of litigation                    0            0       (752,236)             0
                           ----------  -----------    -----------   -----------
Income (loss) from
  operations before
  income taxes                305,355   (1,123,416)       992,772      (951,114)
Income taxes                        0             0              0            0
                           ----------  -----------    -----------   -----------
Net income (loss)          $  305,355  $(1,123,416)   $   992,772   $  (951,114)
                           ==========  ===========    ===========   ===========

Net Income (loss)
  per share:
     Primary               $      .04  $      (.13)   $       .12   $      (.11)
                           ==========  ===========    ===========   ===========
Weighted average
  shares used in
  computation               8,141,450    8,512,073      8,294,336     8,512,073
                           ==========  ===========    ===========   ===========


                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                               Nine months
                                                             ended March 31
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
 Cash flows from operating activities:
   Net income (loss)                                   $  992,772    $ (951,114)
   Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization                     2,415,069     2,646,833
      Gain on disposition of property and equipment       (22,756)      (10,183)
      (Increase) decrease in assets:
         Accounts receivable                              104,540       329,218
         Prepaid supplies                                 (41,966)       34,023
         Prepaid expenses                                  94,493       (56,031)
      Increase (decrease) in liabilities:
         Accounts payable                                (114,762)     (120,324)
         Accrued expenses                              (1,568,253)     (959,570)
                                                       ----------    ----------
       Cash provided by operating activities            1,859,137       912,852
                                                       ----------    ----------

 Cash flows from investing activities:
   Additions to property and equipment                 (1,043,179)   (1,854,403)
   Proceeds from dispositions of property
     and equipment                                        152,373        32,963
                                                       ----------    ----------
       Cash used by investing activities                 (890,806)   (1,821,440)
                                                       ----------    ----------

 Cash flows from financing activities:
   Payments of long-term debt                            (516,124)     (556,472)
   Additional long-term borrowings                                    1,565,350
   Purchase of treasury shares                           (480,308)
   Payment of preferred stock dividends                         0      (288,750)
                                                       ----------    ----------
       Cash (used) provided by financing activities      (996,432)      720,128
                                                       ----------    ----------

 Decrease in cash                                         (28,101)     (188,460)
 Cash at beginning of year                                 86,099       228,530
                                                       ----------    ----------
 Cash at end of period                                 $   57,998    $   40,070
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

     The financial statements for the periods ended March 31, 1997 and 1996 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.   CONTINGENCIES:

     The Company filed a lawsuit in September 1993 against certain of its former directors and officers, as well as other parties. This lawsuit was settled in December 1996.

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

4.  STOCKHOLDERS' EQUITY:

     Dividends of $385,000 on the Company's Series C Preferred Stock are in arrears at March 31, 1997.

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996:

     Sales for the three months ended March 31, 1997 increased 16% from the same period in 1996. Sales in the UHP service line increased 47% in the current quarter and represented 54% of total sales. In the third fiscal quarter of 1996, UHP sales were 43% of total sales. Approximately one third of the increase in UHP sales is attributable to projects in the hazardous materials abatement industry. This technology is new to the abatement industry, and can lower costs significantly in some circumstances. The rest of the increase was due to several significant new customers using more traditional applications of UHP technology. Sales in the vacuum service line declined by 16%, primarily because of reduced work in the steel industry. Sales in the Company's other service lines were flat between 1996 and 1997.

     Gross margin as a percentage of sales increased from 21% in 1996 to 40% in the current quarter. This improvement resulted from three factors. First, the increase in UHP sales, as that product line tends to be the Company's most profitable. In addition, the gross margin percentage was helped by spreading fixed costs, such as equipment depreciation, over a larger revenue base. Finally, equipment repair costs declined significantly in 1997 from 1996 due to greater emphasis on preventive maintenance.

     Selling, general and administrative expenses dropped by $262,000, or 13% during the current quarter when compared with the prior year. These costs decreased from 43% of sales in 1996 to 32% of sales in 1997. Most of the decline was in personnel costs. Productivity gains and reorganization of administrative functions have allowed these reductions.

     Net income for the quarter ended March 31, 1997 totaled $305,000, or $.04 per share. This compares to a net loss of $1,123,000, or $.13 per share in the prior year.


NINE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1996:

     Sales in the nine months ended March 31, 1997 increased 4% from the same period in 1996. There were significant swings by product line, however. The UHP service line increased sales by 19% in 1997, primarily due to increased marketing efforts by the Company that were successful in penetrating a new market, the hazardous materials abatement industry, as well as increasing the existing customer base. Sales in the vacuum service line decreased by 14% in 1997. This decrease is due to a drop in sales to the steel industry. Sales of conventional waterblasting and other service lines are flat from 1996 to 1997.

     Gross margin as a percentage of sales increased from 31% last year to 37% in the current period. This improvement is primarily due to the increase in sales of the UHP product line, which tends to be the Company's most profitable. A 21% drop in equipment repair expense in 1997 also contributed to the improvement in gross margin percentage. Increased emphasis on preventive maintenance helped to reduce equipment repairs.

     Selling, general and administrative expenses increased 1% from 1996 to 1997, and represented 34% and 33% of sales, respectively. Interest costs increased by 6% in 1997 because of higher levels of borrowings under the Company's revolving line of credit.

     Net income for the first nine months of the fiscal year ending June 30, 1997 totaled $993,000, or $.12 per share. This includes a gain of $752,000 in the second quarter, or $.09 per share, from settlement of litigation. The Company had a loss of $951,000 in the first nine months of 1996, or $.11 per share.


FINANCIAL CONDITION:

     Cash provided from operating activities totaled $1,859,000 in the nine months ended March 31, 1997. This is a significant improvement from the prior year, when the comparable amount was $913,000. The increase in cash from operations in 1997 is due to improvement in net income in the period, partially offset by lower depreciation expense and payment of accrued expenses.

     Additions to fixed assets, before proceeds from disposals, totaled $1,043,000 in 1997 compared to $1,854,000 in 1996. Most of the decrease in purchases in 1997 is due to the drop in sales of the vacuum service line, which is the most capital intensive of the Company's service lines.

     Subtracting net capital expenditures from cash provided from operations yields an excess of $968,000 in the first nine months of 1997. The Company used $480,000 of this excess to purchase 420,000 shares of its common stock in open market transactions. The remaining excess was used to reduce long-term debt. Working capital has increased from $1.3 million at June 30, 1996 to $3.0 million at March 31, 1997. The Company expects to generate enough cash from operations to meet all obligations and provide for all necessary additions to fixed assets in the next year.


ACCOUNTING STANDARDS:

     The Company will be required to implement Statement of Financial Accounting Standards "SFAS" No. 128, Earnings Per Share, in the second quarter of 1998. The Company expects the implementation of SFAS No. 128 will not have a material impact on its calculation of earnings per share.

     The Company will adopt the disclosure-only option of SFAS No. 123, Accounting for Stock-Based compensation, as of June 30, 1997. The impact of implementing SFAS No. 123 will not have a material impact on the consolidated financial statements.

FORWARD LOOKING STATEMENTS:
     Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially form those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, general business and economic conditions; the financial strength of the various industries the Company serves, the competitive pricing environment of the industrial cleaning service industry, the cost and effectiveness of planned marketing campaigns, and the success of the Company to continue to develop new applications and markets for its technology.


PART II -- OTHER INFORMATION
    Item 1.  Legal Proceedings

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

                                           Valley Systems, Inc.


Date:  May 13, 1997                  By:   \ s \   Ed Strickland
                                                     President and Chief
                                                     Executive Officer


Date:  May 13, 1997                  By:   \ s \   Dennis D. Sheets
                                                     Chief Financial Officer