Form 10-K405
period 1997-06-30
VALLEY SYSTEMS INC
filed 1997-09-25
CIK 873571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19343

                              Valley Systems, Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   34-1493345
                      (IRS Employer Identification Number)

               11580 Lafayette Drive NW, Canal Fulton, Ohio 44614
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (330) 854-4526

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of September 2, 1997: (a) 7,906,617 shares of Common Stock, $.01 par value, of the registrant were outstanding; (b) 2,082,872 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $3,124,308, based on the closing sale price of $1.50 per share on September 2, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part I:       None

Part II:      None

Part III: All items - see registrant's definitive proxy statement which involves the election of directors and which will be filed with the Commission within 120 days after the close of the fiscal year.

                Item 10:  Directors and Executive Officers of the Registrant

                Item 11:  Executive Compensation

                Item 12: Security Ownership of Certain Beneficial Owners and Management

                Item 13:  Certain Relationships and Related Transactions

                                     PART I
ITEM 1.  BUSINESS:

General:

         The Company is engaged in the business of providing specialized industrial cleaning and other services to divisions and facilities of Fortune 500 companies and other substantial businesses engaged in heavy industry. Such services generally involve the removal of industrial grime, deposits, wastes, encrustations or coatings from equipment and facilities. The Company's principal customers are in the chemical, plastics, power generation, petroleum refining and primary metals businesses. The Company's industrial cleaning methods include, in addition to the use of waterblasting, vacuuming, and other more conventional procedures, the application of ultra-high pressure ("UHP") waterjetting and cutting methods.

Industrial Cleaning Services:

         Until 1984 the only technologies used by the Company in providing commercial and industrial cleaning services were vacuum (wet and dry) and conventional water blast cleaning techniques. These conventional methods of service are still provided by the Company. The market applications for the Company's conventional method services in industrial cleaning are many and varied, and include removing materials and deposits from items such as heat exchangers, boilers, condensers, building surfaces, vats, slabs and molds. The Company also provides sewer cleaning, pipe inspection and other services for its customers. See "Item 1 - Business-Company Operations". Such other services are essentially incidental to the Company's business and are not deemed material to its future operations. See Item 1-Business-Company Operations-Revenue by Service Line".

         Industrial vacuuming removes industrial waste and debris, and retrieves salvageable materials, using truck mounted equipment to vacuum up the designated waste. Most of the Company's vacuum equipment can be used in either a wet or dry medium, but the Company also uses equipment that only has a wet application. The Company uses both commercially available equipment and internally designed and fabricated equipment in the performance of industrial vacuum cleaning activities. The Company's vacuum equipment can be used to clean underground lines, pipes, storm drains and sewers, as well as to meet the demands of other cleaning applications. In performing its conventional vacuum cleaning services, the vacuumed material is either transported by the Company for disposal on-site at the customer's location, or is transferred by the Company on-site into barrels, bins or other storage vessels supplied by the customer, for disposal by the customer.

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

Service Procedures:

         Generally, the Company performs its services at customer facilities using truck-mounted equipment. Teams of two or more persons operate the Company's equipment. The Company's employees extend pipe and/or hose, as well as additional equipment, from the truck into the customer's tank, container, paint stack, boiler or other area to be cleaned.

         The Company has also installed stationary, electrically powered UHP and conventional waterblast units at some customer facilities. These permanent installations, utilized where repetitive day-to-day cleaning is required, have enhanced the Company's service capabilities while reducing customer down time and overall cleaning cost.

         In connection with the use of vacuuming and other conventional technologies, the waste material is conveyed into the equipment's own holding tank, or a Company or customer-owned and controlled roll-off container, for transportation by the customer to a proper customer-designated disposal location, generally on-site at the customer's facility.

         In providing UHP waterjetting services, the Company's cleaning system either (1) captures all water, waste and residue produced, which permits pre-treating of such materials in accordance with local requirements prior to discharge into the available sewer system, or (2) allows direct untreated sewer discharge of such resultant waste material. Whether or not such waste material is pre-treated depends upon the nature of the materials to be removed in the cleaning process (as disclosed to the Company by the customer), the nature of any cleaning additives and other materials used by the Company itself, and local regulations.

Company Operations:

         The Company's sales from its primary service lines in dollar amounts and by percentage were as follows:

                                              Year ended June 30
                                          1997       1996       1995
                                        --------   --------   --------
          Dollars (in thousands):
               UHP                      $ 11,629   $  9,882   $  9,329
               Vacuum                      5,947      6,788      8,450
               Waterblasting               4,135      3,958      4,763
               Other                       1,377      1,247      1,689
                                        --------   --------   --------
                    Total               $ 23,088   $ 21,875   $ 24,231
                                        ========   ========   ========
          Percentage:
               UHP                         50.4%      45.2%      38.5%
               Vacuum                      25.8%      31.0%      34.9%
               Waterblasting               17.9%      18.1%      19.6%
               Other                        5.9%       5.7%       7.0%
                                        --------   --------   --------
                    Total                 100.0%     100.0%     100.0%
                                        ========   ========   ========

         The Company does not depend upon any one customer for sales of its services. During the fiscal year ended June 30, 1997, the Company had sales to approximately 400 different customers. Various plants of E.I. DuPont (which make independent purchasing decisions) made up 13% of Fiscal 1997 net sales. Four other customers each accounted for 6% of Fiscal 1997 net sales.

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

         While the Company has some long-term commitments from customers for the provision of services, most frequently orders for services are received on a job-by-job basis. In certain instances the Company maintains equipment at the locations of customers which have issued "blanket orders" to the Company for the provision of services over an extended period. Such blanket orders do not obligate the customer to purchase a specified dollar amount of services. Blanket orders permit the Company to be contacted to perform services when needed. Such blanket orders, in combination with the location of the Company's equipment, allows the Company to expedite its response to a particular customer's needs and to obtain a potential competitive advantage. The Company provides its services primarily at prescribed rates or based upon competitive bidding and in some cases through direct negotiation with the customer. Due to the nature of its business, there are relatively few pre-scheduled or contracted service calls. Most services are performed on an emergency basis or upon less than two weeks advance notice. Accordingly, the Company does not have any significant backlog of service orders. Management of the Company does not consider backlog size to be an important indicator of future performance.

         The Company's management knows of no significant seasonal influences related to the provision of its services.

         The Company does not provide a separate guaranty or warranty to customers for the services it provides. Due to the size and type of customers serviced, the Company does not generally experience significant delays or other problems in collecting its accounts receivable. Standard payment terms average 60 days. The Company's average days sales outstanding in Fiscal 1997 were 77.

Insurance:

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

Competition:

         The market for industrial cleaning services is fragmented. There are many competitors, no one of which is believed to hold a substantial market share. The Company competes with a number of companies in substantially all of the regions in which it operates. Many of these competitors are local operations servicing a limited geographic area. There are, however, a few large national and regional competitors that have significantly greater resources than the Company. In recent years there has been a trend toward consolidation in the industrial cleaning industry. In 1997 Allwaste Inc., one of the Company's national competitors, was acquired by Phillips Environmental Ltd, a Canadian service company. Other significant national competitors include C.H. Heist Corp., Hydro-Chem Industrial Services, and Rust International, an engineering, construction and environmental cleanup firm controlled by WMX Technologies, Inc.

         The Company's principal competitive advantages are the quality of the equipment that it uses, its ability to provide quick response times to customer needs, its safety record, its reputation for competent and professional performance, and the training and mobility of its service force. Another important competitive advantage is the Company's UHP proprietary technology and equipment. See "Item 1 - Business - Proprietary Technology, Patents, Trademarks and Equipment".

         The Company relies heavily on repeat customers, and uses both the written and verbal referrals of its satisfied customers to help generate new customers. Many of the Company's customers or prospective customers have a qualification procedure for becoming an approved bidder or vendor based upon the satisfaction of particular performance and safety standards set by the customer. Such customers often maintain a list of vendors meeting such standards and award contracts for individual jobs only to such vendors. The Company continuously monitors and attempts to improve the quality of service it provides, and this process is intended to help the Company maintain standards of performance which are acceptable to its customers. The headquarters and Canton, Ohio facilities of the Company received certification to the International Standard of ISO 9002 in July 1997. The Company is among the first within its industry to receive registration to ISO 9002. The Company believes that its relationships with its customers have been good.

Proprietary Technology, Patents, Trademarks and Equipment:

         The Company holds four patents expiring in 2004, 2005, and 2013 with respect to tooling and equipment used in connection with its pressurized water technology. The Company also is the licensee under an exclusive patent license, granted by the University of Missouri, involving a certain waterjet cleaning tool and deposit removal process. The patent being licensed to the Company terminates in 2000. In June 1991, the Company purchased two of these patents, the patent license, certain UHP tools, equipment, know-how, and technology and documentation related to those tools and equipment, a trademark for the term "Water Laser", and all new related inventions hereinafter developed by the sellers of the technology. The patents, license, and know-how relate to UHP technology applicable to industrial cleaning. The acquisition provides the Company with the potential power to foreclose third parties from the use of such patent technology. In connection with the purchase of the above technologies and patents, the Company also received from the sellers an agreement not to engage in any business involving the development, testing, manufacturing or use of any technology, tools, equipment, designs or patents which use water or UHP water as any part of its operation.

         The Company has developed a great deal of proprietary technology and know-how which it uses in connection with its provision of industrial cleaning services to customers. The Company continues to develop new and proprietary technology related to its UHP technology and other services, and has additional patents pending.

         Most of the technology and the equipment used in providing conventional vacuum and waterblasting services are readily available in the industry. The UHP waterjetting services provided by the Company result from the Company's proprietary technologies, as well as its self-designed and constructed equipment, tools and accessories. These technologies include not only the techniques used by its service personnel in physically providing services, but also the design of the component parts of the equipment used by the Company in providing the services. Although certain basic pieces of equipment are readily available (e.g., diesel and electrical motors, vehicular chassis, etc.), the design of other components assembled into the Company's UHP waterjetting equipment is proprietary to the Company. Such components are fabricated in the Company's machine shops and assembled into finished pieces of equipment at the Company's headquarters facility.

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

         The Company's name and logos have been registered as service marks with the United States Patent and Trademark Office.

         The Company does not operate under any licenses or franchises granted by third parties, other than the University of Missouri patent license. The Company has not granted any right to others in connection with sale or use of its own technology.

Environmental Standards and Government Regulations:

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

         On the local level, rules and regulations exist and are being promulgated to govern the discharge of wastewater into sewer systems. These rules can vary widely by locale. The Company has developed systems that permit it to comply with these regulations, when applicable. Future changes in such rules and regulations could have a significant impact on the Company in that additional capital expenditures might be required. However, the more intensified regulation also serves to foreclose potential new entrants with little or no experience in industrial cleaning services, as well as those lacking adequate capital.

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

         The  Company's  general  liability  insurance is subject to a pollution exclusion endorsement. Such exclusion is generally found in the majority of general liability policies. The Company does not maintain environmental impairment liability insurance. Thus a claim for damages against the Company that involves pollution or environmental impairment will not be covered by insurance, and, depending on the size of the claim, may have a material adverse effect upon the business and operations of the Company. See "Item 1 - Business-Insurance".

Employees:

         As of September 1, 1997, the Company employed 350 full time employees. Due to the nature of the services provided (i.e., primarily on a job-by-job basis), the number of Company employees is subject to fluctuation. No employees are currently covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES:

         The Company's headquarters facility in Canal Fulton, Ohio is comprised of two buildings: a 15,962 square foot office, equipment warehouse and machine shop facility which is leased from a former Chairman and CEO and his wife, and an 8,750 square foot office, machine shop, and service dispatch facility which is owned by the Company.

         The headquarters facility lease is for a term ending on October 31, 1997, and is renewable for one three-year term at the Company's option (subject to negotiation of the monthly lease payments). The Company has an option to purchase this facility for a fixed amount anytime during the lease term.

         The Company leases the other facilities used in its business under short-term leases, generally one to three years. Management does not anticipate any material problems in negotiating extensions of these existing arrangements. If necessary, management believes that it would be able to obtain adequate alternate facilities on terms acceptable to the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

         The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol: VALE. The following table sets forth the high and low sale prices for the periods indicated.
                                                      High          Low
                                                      ----          ---
           Fiscal 1996:
             July 1, 1995 - September 30, 1995       3 5/8          15/16
             October 1, 1995 - December 31, 1995     2 3/8        1
             January 1, 1996 - March 31, 1996        1 5/16       1
             April 1, 1996 - June 30, 1996           1 9/16          7/8
           Fiscal 1997:
             July 1, 1996 - September 30, 1996       1 3/16         11/16
             October 1, 1996 - December 31, 1996     1 7/16         15/16
             January 1, 1997 - March 31, 1997        1 9/16         15/16
             April 1, 1997 - June 30, 1997           1 11/16          7/8

         No dividends have been declared on the Common Stock since the inception of the Company, and the Company does not anticipate paying any cash dividend in the foreseeable future. In addition, the Company is restricted from paying dividends on its Common Stock under its credit agreement with its majority stockholder.

         Based on information furnished by certain brokerage firms that are record holders of the Company's Common Stock, the Company has in excess of 800 beneficial owners of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA:

Dollars in thousands, except per share data:
                                  1997      1996      1995      1994     1993(1)
                                --------  --------  --------  --------  --------
Sales                           $23,088   $21,875   $24,231   $27,494   $29,098
Gross profit                      8,559     6,853     8,562     6,291     4,093
Selling, general and
 administrative expenses          7,268     7,254     7,155     8,830    10,708
Litigation settlements and
 related fees                      (752)                        1,351     3,803
Restructuring charges                                           3,548     2,999
Interest expense                    592       572       895     1,506     1,118
Net income (loss)                 1,451      (973)      512    (8,539)  (14,535)
Income (loss) per common
 share (2)                          .13      (.16)      .02     (1.31)    (2.91)
Total assets                     14,568    15,123    15,704    19,740    27,323
Total long-term debt              7,235     7,021     5,858    10,194     9,596
Total stockholders' equity        4,437     4,031     5,412      (251)    4,260

(1) The year ended June 30, 1993 has been restated to reflect the combined operations with BMW Industrial Services, Inc., which was acquired in Fiscal 1993 and has been accounted for as a pooling of interests.

(2) Income (loss) per common share in 1996 and 1995 have been restated from amounts previously reported to include the effects of the preferred stock dividend requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

Results of Operations - 1997 compared to 1996:

         Sales increased 5.5% in the fiscal year ended June 30, 1997 from 1996. A shift in sales from vacuum services to UHP waterjetting services continued from the prior year. UHP sales increased 18% in 1997 from 1996, and represented 50% of total sales. In 1996, UHP services represented 45% of total sales. Sales of vacuum services decreased by 12% and went from 31% of total sales in 1996 to 26% in 1997. Sales of waterblasting services, the Company's other major service line, increased 5% in 1997 from 1996 and represented 18% of total sales in both years.

         The shift in sales from vacuum services to UHP waterjetting services was expected. Competition in the vacuum services area has increased steadily in recent years. There has been consolidation in the industry and some competitors, including some larger than the Company, have lowered rates to gain market share. The Company has generally chosen not to compete on price and has emphasized its UHP waterjetting service line, where management believes it has a clear technological advantage.

         Sales of UHP waterjetting services were also aided in 1997 by new applications for the Company's technology in the hazardous materials abatement industry. The Company had sales of $1.2 million in this area in 1997, compared to less than $400,000 in 1996. The Company expects sales of UHP waterjetting services to this industry to continue to increase in Fiscal 1998.

         The Company's gross margin in 1997 increased to 37% of sales, from 31% in the prior year. Increased sales of the UHP waterjetting service line caused part of this improvement. Lower equipment repair costs resulting from increased emphasis on preventive maintenance also contributed. Lower equipment depreciation costs spread over higher revenues also helped to increase the gross margin percentage.

         Selling, general and administrative expenses increased by .2% in 1997 over the prior year, and represented 31% of sales in 1997 and 33% in 1996. Interest expense increased 4% in 1997 from 1996, and represented 3% of sales in both years.

         Net income in 1997 was increased by a one-time gain on settlement of litigation of $752,000, or $.09 per common share.

Results of Operations - 1996 compared to 1995:

         The Company's sales decreased by 10% in 1996 from the prior year. The decrease was primarily in sales of vacuum and waterblasting services. Together, these services decreased by 19% in 1996, and represented 49% of total sales. In 1995 these service lines accounted for 55% of total sales. The Company also exited several minor service lines during the year.

         Competition in vacuum and waterblasting services is increasing. Several competitors, which are larger and have greater resources than the Company, have recently reduced rates in an attempt to gain market share, particularly in the Gulf Coast region. The Company has generally chosen not to compete on price and has emphasized its UHP waterjetting service line, where management believes it has a clear technological advantage. Sales of the UHP waterjetting service line, which is the Company's most profitable, increased 6% in 1996 from 1995, and represented 45% of total sales compared to 38% in the prior year.

         The Company plans to continue emphasizing UHP waterjetting services, and is continually developing new applications and tooling for this technology. One area that seems very promising is removal of some types of hazardous coatings containing asbestos and lead. UHP waterjetting is a new technology to the abatement industry, and the Company anticipates significant future revenues from it. The Company does not plan to become an abatement contractor. Instead, it will supply equipment and expertise to abatement contractors to increase their productivity.

         The Company's gross margin dropped to 31% of sales in 1996 from 35% in 1995. The drop was primarily caused by changes in the estimated useful lives of certain equipment, which had the net effect of increasing depreciation expense in 1996 by $525,000, or 2.4 % of sales. The drop in sales also contributed to the decreased gross margin percentage due to the effect of spreading fixed costs (primarily depreciation) over a smaller revenue base.

         Selling, general and administrative expenses increased by 1.4% in 1996 from the prior year. Due to lower revenues, these expenses amounted to 33% of sales in 1996, compared to 29% in 1995. Interest expense decreased by 36% in 1996 from 1995, due to refinancing under more favorable terms, conversion of debt to equity, and positive cash flows from operations that were used to pay down debt.

Quarterly Operating Results (unaudited):

         The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments considered necessary for a fair presentation of such information for the interim periods.

                                     Three Months Ended
                            (In thousands, except per share data)
               9/30/95 12/31/95 3/31/96 6/30/96 9/30/96 12/31/96 3/31/97 6/30/97
               ------- -------- ------- ------- ------- -------- ------- -------
Sales          $5,888   $5,611  $4,590  $5,786  $6,275   $5,133  $5,321  $6,359
Gross profit    2,046    1,934     963   1,910   2,367    1,727   2,138   2,327
Net income
  (loss)          131       41  (1,123)    (22)    250      437     305     459
Income (loss)
  per common
  share        $  .00   $ (.01) $ (.14) $ (.01) $  .02   $  .04  $  .03  $  .04

         A significant drop in revenues for the quarter ended March 31, 1996 caused the net loss in that period. Gross profit as a percentage of sales for that quarter also dropped significantly because fixed costs, such as equipment depreciation, were spread over a lower revenue base.

         Net income in the quarter ended December 31, 1996 was increased by $752,000, or $.09 per common share, by a one-time gain on settlement of litigation.

         Quarterly income (loss) per common share above have been restated from amounts previously reported to include the effects of preferred stock dividend requirements.

Liquidity and Capital Resources:

         Working capital increased from $1.3 million at June 30, 1996 to $3.6 million at June 30, 1997. Most of the 1997 increase was due to cash generated from operations. Cash generated from operations totaled $2.6 million in 1997, compared to $600,000 in 1996. The improvement in the Company's results of operations, going from a loss of $973,000 in 1996 to net income of $1,451,000 in 1997, accounted for most of the improvement in cash generated from operations.

         Additions to property and equipment were $1.7 million in 1997, compared to $2.5 million in 1996. Additions to property and equipment in 1995 were $1.3 million. All 1997 and 1996 additions were financed through operations or borrowings from the Company's revolving line of credit, which expires in July 2000. The Company anticipates spending more on additions to property and equipment in Fiscal 1998 than in 1997, but expects that total additions to property and equipment in 1998 should not exceed depreciation expense in that year.

         Financing activities used $1 million of cash in 1997, compared with providing $1.7 million in 1996. The Company purchased 500,000 shares of its common stock in Fiscal 1997 in accordance with a share purchase program announced in August 1996, for a total cost of $564,000. This expenditure, along with payment of preferred stock dividends of $385,000, accounted for the 1997 use of cash. The Company does not expect to purchase additional common shares in Fiscal 1998.

         During 1997 the Company negotiated an extension of its credit agreement with its majority stockholder and its bank line of revolving credit. The existing arrangements were extended two years, to July 2000. The Company had $1 million of credit available under these agreements on June 30, 1997. The Company expects to have adequate cash flows from operations to meet all obligations in Fiscal 1998, as well as to provide for all necessary capital expenditures.

Accounting Standards:

         During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"("SFAS No. 128"). SFAS No. 128 modifies the manner in which an entity computes, presents and discloses its earnings per share. The Company is required to adopt the provisions of SFAS No. 128 beginning in the quarter ended December 31, 1997. The adoption of SFAS No. 128 is not expected to have a significant impact on the Company's computation and presentation of earnings per share.

         During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for reporting and display of comprehensive income and its components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and is not expected to have a significant impact on the consolidated financial statements of the Company.

         During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 129 will be effective for the Fiscal year ending June 30, 1998 and SFAS No. 131 will be effective for the fiscal year ending June 30, 1999. As the adoption of SFAS No. 129 and SFAS No. 131 require only additional disclosures, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

Forward looking statements:

         Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially form those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, general business and economic conditions; the financial strength of the various industries the Company serves, the competitive pricing environment of the industrial cleaning service industry, the cost and effectiveness of planned marketing campaigns, and the success of the Company to continue to develop new applications and markets for its technology.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

         The required financial statements of the Registrant are set forth immediately following the signature page to this registration statement. See "Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K", for index to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

         The information required by this item is set forth under the captions "Election of Directors" and "Executive Compensation" of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION:

         The information required by this item is set forth under the caption "Executive Compensation" of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         The information required by this item is set forth under the caption "Beneficial Ownership of Voting Securities" of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         The information required by this item is set forth under the caption "Executive Compensation" of the registrant's definitive proxy statement, and incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

A. (1)   Financial Statements Filed:

         Valley Systems, Inc. and Subsidiaries:

           Report of Independent Accountants.

           Consolidated Balance Sheets at June 30, 1997 and 1996.

           Consolidated Statements of Income for years ended June 30, 1997, 1996 and 1995.

           Consolidated  Statements of  Stockholders' Equity for the years ended
              June 30, 1997, 1996 and 1995.

           Consolidated  Statements of Cash  Flows for  the years ended June 30,
              1997, 1996 and 1995.

           Notes to Consolidated Financial Statements.

   (2)    Exhibits:

No.        Description of Exhibit
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

10.7 Securities urchase Agreement dated December 16, 1991 between Rollins Investment Fund ("RIF") and the Registrant. (2)
10.8 Stock Purchase Agreement, dated June 12, 1992, among Eugene R. Valentine, Nicholas J. Pace and Rollins Investment Fund. (3)
10.9 Reorganization Agreement dated July 31, 1992 between Registrant and the stockholders of BMW Industrial Services, Inc., and exhibits thereto. (4)
10.10 Agreement dated July 31, 1992 between Registrant and Power City Industrial Services, Inc. (4)
10.11 Loan Agreement from Rollins Investment Fund to Eugene R. Valentine and Cynthia J. Valentine, dated October 14, 1992. (5)
10.12 Loan Agreement from Eugene R. Valentine to Registrant, dated October 16, 1992. (5)
10.13  Standby and Subordination Agreement  from Eugene R. Valentine and Cynthia
       J. Valentine to Fifth Third Bank. (5)
10.14  Credit and Security  Agreement  dated  December 30, 1991 by and among the
       Fifth Third Bank, the Registrant, Valley Systems of Ohio, Inc. and Diversified Specialty Enterprises, Inc. (6)
10.15 Lease agreements between Munco Development Company and the Registrant with respect to leases of office space at Crescent Pointe Building, Canton, Ohio. (6)
10.16 Amendment No.1, dated as of November 16, 1992, to the Credit and Security Agreement, dated as of December 31, 1991, by and between Registrant and the Fifth Third Bank. (7)
10.17 Amendment No. 2, dated as of July 20, 1993, to the Credit and Security Agreement, dated as of December 30, 1991, by and betwee the Registrant and the Fifth Third Bank. (8)
10.18 Equipment Lease Agreement and Riders No. 1 & No. 2 by and between the Registrant and Ally Capital Corporation dated December 18, 1992. (9)
10.19  Letter   Agreement   dated   September  9,  1993  between   Ally  Capital
       Corporation and the Registrant and Subordination and Security Agreement made as of September 9, 1993 between Ally Capital Corporation and Rollins Investment Fund. (9)
10.20 Loan and Security Agreement, dated as of June 29, 1994 by and between Registrant and Rollins Investment Fund. (15)
10.21  Term Note dated June 29, 1994 from Registrant to Rollins Investment Fund.
       (15)
10.22 First Amendment to Term Note dated September 2, 1994 by and between Registrant and Rollins Investment Fund. (15)
10.23 First Amendment to Loan and Security Agreement dated March 28, 1995 by and between Registrant and Rollins Investment Fund. (16)
10.24 Second Amendment to Loan and Security Agreement dated November 5, 1996 by and between Registrant and Rollins Investment Fund. (18)
16.1 Letter dated July 8, 1993 from Valley Systems, Inc. to Feldman, Radin & Co., P.C. terminating the auditor's services. (10)

--------------------------------------------------------------------------------

(1) Hereby incorporated by reference to the filing of the Registrant's Registration Statement on Form S-1 declared effective by the SEC on June 11, 1991.

(2) Hereby incorporated by reference to the filing of the Schedule 13D of Rollins Investment Fund, dated December 20, 1991.
(3) Hereby incorporated by reference to the filing of the Schedule 13D of Rollins Investment Fund, dated June 18, 1992.
(4) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated August 10, 1992.
(5) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated October 30, 1992.
(6) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated November 6, 1992.
(7) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated December 21, 1992.
(8) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated July 30, 1993.
(9) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 24, 1993.
(10) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated July 9, 1993.
(11) Hereby incorporated by reference to the filing of the Registrant's Form 10-Q dated February 11, 1994.
(12) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated June 29, 1994.
(13) This is a compensatory plan or arrangement.
(14) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated September 2, 1994.
(15) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 26, 1994.
(16) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 25, 1995.
(17) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 24, 1996.
(18) Included as an exhibit in this Form 10-K.


Reports on Form 8-K filed during the three months ended June 30, 1997:

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



     Signature                         Title                        Date
     ---------                         -----                        ----
\s\  Ed Strickland          President and Chief
                            Executive Officer                 September 22, 1997

\s\  Dennis D. Sheets       Vice President, Chief Financial
                            Officer, Treasurer and Secretary  September 22, 1997

\s\  Allen O. Kinzer        Director                          September 22, 1997

\s\  Joe M. Young           Director                          September 22, 1997

                      VALLEY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                        Number

REPORT OF INDEPENDENT ACCOUNTANTS                                         20

CONSOLIDATED BALANCE SHEETS - June 30, 1997 and 1996                      21

CONSOLIDATED STATEMENTS OF INCOME - Years ended June
    30, 1997, 1996 and 1995                                               22

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Years
    ended June 30, 1997, 1996 and 1995                                    23

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years ended
    June 30, 1997, 1996 and 1995                                          24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             25-32

     All schedules are omitted because they are not required under the instructions, are inapplicable, or the information is included elsewhere in the financial statements.

Report of Independent Accountants

To the Stockholders of
 Valley Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Valley Systems, Inc. and Subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley Systems, Inc. and Subsidiaries as of June 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

Akron, Ohio
August 22, 1997

                     Valley Systems, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                             June 30, 1997 and 1996

                                                         1997          1996
                                                   -------------  -------------
                             ASSETS
Current assets:
     Cash                                           $    200,093   $     86,099
     Accounts receivable                               5,638,350      4,684,719
     Prepaid supplies                                    469,839        443,446
     Prepaid expenses                                    160,772        193,587
                                                   -------------  -------------
        Total current assets                           6,469,054      5,407,851
Property and equipment                                 7,551,004      9,029,694
Intangible assets                                        548,000        685,000
                                                   -------------  -------------

               Total assets                         $ 14,568,058   $ 15,122,545
                                                   =============  =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                               $    971,611   $    756,672
     Accrued expenses                                  1,428,834      2,583,966
     Current portion of long-term debt                   495,929        729,506
                                                   -------------  -------------
        Total current liabilities                      2,896,374      4,070,144
Long-term debt                                         7,235,120      7,021,200
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, $.10 par value; authorized
        2,000,000 shares, issued and outstanding
        55,000                                             5,500          5,500
     Common stock, $.01 par value; authorized
        12,000,000 shares, issued and outstanding
        8,512,073                                         85,121         85,121
     Paid-in capital                                  26,786,040     26,786,040
     Accumulated deficit                             (21,757,089)   (22,726,822)
     Treasury stock, at cost, 605,456 shares at
      June 30, 1997 and 105,456 at June 30, 1996        (683,008)      (118,638)
                                                   -------------  -------------
                                                       4,436,564      4,031,201
                                                   -------------  -------------
             Total liabilities and
               stockholders' equity                 $ 14,568,058   $ 15,122,545
                                                   =============  =============

   The accompanying notes are an integral part of these financial statements.

                     Valley Systems, Inc. and Subsidiaries
                        Consolidated Statements of Income
                For the years ended June 30, 1997, 1996 and 1995

                                            1997          1996          1995
                                       ------------  ------------  ------------
Sales                                  $ 23,088,298  $ 21,874,776  $ 24,230,858
Cost of sales                            14,529,554    15,021,953    15,668,561
                                       ------------  ------------  ------------
     Gross profit                         8,558,744     6,852,823     8,562,297
Selling, general and
  administrative expenses                 7,267,973     7,254,467     7,155,585
Interest expense                            592,024       571,700       894,583
Gain on settlement of litigation           (752,236)            -             -
                                       ------------  ------------  ------------
Income (loss) from operations
  before income taxes                     1,450,983      (973,344)      512,129
Income taxes                                      -             -             -
                                       ------------  ------------  ------------
     Net income (loss)                 $  1,450,983  $   (973,344) $    512,129
                                       ============  ============  ============

Net income (loss) per common share     $        .13  $       (.16) $        .02
                                       ============  ============  ============
Weighted average shares used
  in computation                          8,203,069     8,490,111     8,532,073
                                       ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                      Valley Systems, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                For the years ended June 30, 1997, 1996 and 1995


              Preferred  Common   Paid-In    Accumulated   Treasury
               Stock(1) Stock(2)  Capital      Deficit       Stock      Total
               -------- ------- ----------- ------------- ---------- ----------
Balance, June
 30, 1994        $2,000 $85,121 $21,319,084 $(21,657,517) $       -  $ (251,312)
Conversion of
 debt to equity   3,000           2,997,000                           3,000,000
Sale of
 preferred
 stock            2,500           2,467,956                           2,470,456
Net income                                       512,129                512,129
Series C
 preferred
 dividends                                      (319,341)              (319,341)
                 ------ ------- ----------- ------------- ---------- ----------
Balance, June
 30, 1995         7,500  85,121  26,784,040  (21,464,729)         -   5,411,932
Purchase of
 treasury stock                                            (118,638)   (118,638)
Retirement of
 Series B
 preferred stock (2,000)              2,000                                   -
Net loss                                        (973,344)              (973,344)
Series C
 preferred
 dividends                                      (288,749)              (288,749)
                 ------ ------- ----------- ------------- ---------- ----------
Balance, June
 30, 1996         5,500  85,121  26,786,040  (22,726,822)  (118,638)  4,031,201

Purchase of
 treasury
 stock                                                     (564,370)   (564,370)
Net income                                     1,450,983              1,450,983
Series C
 preferred
 dividends                                      (481,250)              (481,250)
                 ------ ------- ----------- ------------- ---------- ----------
Balance, June
 30, 1997        $5,500 $85,121 $26,786,040 $(21,757,089) $(683,008) $4,436,564
                 ====== ======= =========== ============= ========== ==========

    (1)  Share amounts are equivalent to ten times dollar amounts.
    (2)  Share amounts are equivalent to one hundred times dollar amounts.

   The accompanying notes are an integral part of these financial statements.

                      Valley Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                For the years ended June 30, 1997, 1996 and 1995

                                              1997          1996        1995
                                          ------------ ------------ ------------
Cash flows from operating activities:
  Net income (loss)                       $ 1,450,983  $  (973,344) $   512,129
  Adjustments to reconcile net income
   (loss) to cash provided by operating
   activities:
     Depreciation and amortization          3,138,326    3,516,986    3,229,816
     (Gain) loss on disposition of
       property and equipment                  (5,784)      (6,865)       1,854
     (Increase) decrease in assets:
        Accounts receivable                  (953,631)    (658,313)     232,073
        Prepaid supplies                      (26,393)      16,143      (50,641)
        Prepaid expenses                       32,815       18,922        7,073
     Increase (decrease) in liabilities:
        Accounts payable                      214,939      218,840     (323,516)
        Accrued expenses                   (1,251,382)  (1,531,797)    (855,037)
                                          ------------ ------------ ------------
   Cash provided by operating activities    2,599,873      600,572    2,753,751
                                          ------------ ------------ ------------
Cash flows from investing activities:
  Additions to property and equipment      (1,665,092)  (2,547,375)  (1,289,083)
  Proceeds from dispositions of
    property and equipment                    148,240       99,541      684,238
                                          ------------ ------------ ------------
   Cash used by investing activities       (1,516,852)  (2,447,834)    (604,845)
                                          ------------ ------------ ------------
Cash flows from financing activities:
  Net borrowings from revolving line
    of credit                                 583,403    2,911,279    3,714,981
  Payments of other long-term debt           (603,060)    (702,810)  (9,331,833)
  Proceeds from sale of stock                       -            -    2,470,456
  Payments of preferred stock dividends      (385,000)    (385,000)    (223,091)
  Purchase of treasury stock                 (564,370)    (118,638)           -
                                          ------------ ------------ ------------
   Cash (used) provided by financing
     activities                              (969,027)   1,704,831   (3,369,487)
                                          ------------ ------------ ------------
Increase (decrease) in cash                   113,994     (142,431)  (1,220,581)
Cash at beginning of year                      86,099      228,530    1,449,111
                                          ------------ ------------ ------------
Cash at end of year                       $   200,093  $    86,099  $   228,530
                                          ============ ============ ============
Cash paid for:
   Interest                               $   592,024  $   571,700  $   834,443
Non-cash financing activities:
   Notes payable converted to preferred
     stock                                                            3,000,000
   Reclassification of payments from
     former directors and officers                       1,017,000
   Preferred stock dividends accrued           96,250                    96,250

   The accompanying notes are an integral part of these financial statements.

                     Valley Systems, Inc. and Subsidiaries
                        Notes to Consolidated Statements

  1.   Description of Business:

       The Company is engaged in the business of providing specialized industrial cleaning and other services to divisions and facilities of Fortune 500 companies and other substantial businesses engaged in heavy industry. Such services generally involve the removal of industrial grime, deposits, wastes, encrustations and coatings from equipment and facilities. The Company's principal customers are in the chemical, plastics, power generation, petroleum refining and primary metals businesses. The Company's industrial cleaning methods include, in addition to the use of waterblasting, vacuuming and other more conventional procedures, the application of ultra-high pressure ("UHP") waterjetting methods.

  2.   Summary of Significant Accounting Policies:

       Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

       Revenue Recognition: Sales and the related cost of sales for services provided are recorded as the services are performed.

       Accounts Receivable: The Company's customers are located primarily throughout the United States. The Company monitors potential credit losses and such losses have been within management's expectations. Accounts receivable which become uncollectible are written off against operations at the time they are deemed to be worthless. The total uncollectible accounts charged to operations for the years ended June 30, 1997, 1996 and 1995 were $51,000, $6,000, and $89,000, respectively. The allowance for doubtful accounts was $125,000 at June 30, 1997 and 1996.

       Prepaid Supplies: Prepaid supplies consist of items to be used in operations, and are stated at the lower of cost (first in, first out) or market.

       Property and Equipment: Property and equipment are stated at cost. The Company uses the straight-line method of depreciation for financial reporting purposes. For income tax purposes, depreciation is computed by either the accelerated or modified cost recovery methods. The estimated useful lives for financial reporting purposes are as follows:

                   Building and leasehold improvements     3 to 15 years
                   Automobiles and trucks                  3 to 7 years
                   Equipment                               3 to 7 years

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

       Intangible Assets: Intangible assets include the cost of certain patents, technology, trademarks, and a non-compete agreement. These items are being amortized to operations on a straight-line basis over 10 years, the period in which the economic benefits are estimated to be realized. Accumulated amortization amounted to $822,000 and $685,000 as of June 30, 1997 and 1996, respectively.

       Income (Loss) Per Common Share: Income (loss) per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period after consideration of the preferred stock dividend requirements of $385,000 in 1997 and 1996 and $319,341 in 1995. Common share equivalents include dilutive stock options and warrants using the Treasury Stock method. These items have not been included in computing income (loss) per common share for the three years in the period ended June 30, 1997 since such inclusion would be either anti-dilutive or immaterial. Income (loss) per common share in 1996 and 1995 have been restated from amounts previously reported to include the effects of the preferred stock dividend requirements.

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

       Fair Value of Financial Instruments: The carrying values of accounts receivable and short-term borrowings represent reasonable estimates of the fair values of these instruments due to their short maturities. The fair value of long-term debt is estimated by discounting the future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities. The estimated fair values of the long-term debt at June 30, 1997 approximated its carrying values.

       New Accounting Pronouncements: During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 modifies the manner in which an entity computes, presents and discloses its earnings per share. The Company is required to adopt the provisions of SFAS No. 128 beginning in the quarter ended December 31, 1997. The adoption of SFAS No.128 is not expected to have a significant impact on the Company's computation and presentation of earnings per share.

       During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for reporting and display of comprehensive income and its components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and is not expected to have a significant impact on the consolidated financial statements of the Company.

       During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") and Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 129 will be effective for the fiscal year ending June 30, 1998 and SFAS No. 131 will be effective for the fiscal year ending June 30, 1999. As the adoption of SFAS No. 129 and SFAS No. 131 require only additional disclosures, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

       Reclassifications: Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

  3.   Property and Equipment:

       Property and equipment consist of the following:
                                                         1997           1996
                                                     -----------    -----------
          Land                                       $   184,759    $   182,907
          Building and leasehold improvements            580,000        580,000
          Automobiles and trucks                       9,753,233     11,071,390
          Equipment                                    7,470,264      7,029,931
          Equipment in progress and parts                339,293        221,016
                                                     -----------    -----------
                                                      18,327,549     19,085,244
          Less accumulated depreciation
            and amortization                          10,776,545     10,055,550
                                                     -----------    -----------
                                                     $ 7,551,004    $ 9,029,694
                                                     ===========    ===========

       Included in property and equipment are assets under capital leases of $2,151,000 and $3,277,000 with related accumulated depreciation of $1,481,000 and $1,743,000 as of June 30, 1997 and 1996, respectively.

       The Company incurred repairs and maintenance costs on property and equipment of approximately $1,450,000, $1,850,000 and $2,150,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

  4.   Accrued Expenses:

       Accrued expenses consist of the following:
                                                         1997           1996
                                                     -----------    -----------
          Accrued salaries and bonus                 $   819,000    $   706,000
          Accrued payroll taxes, workers
           compensation insurance and other
           employee benefits                             172,000        357,000
          Accrued professional fees                       41,000        161,000
          Accrued preferred stock dividends               96,250              -
          Reserve for disputed amounts
            receivable (see Note 8)                            -      1,113,000
          Other accrued liabilities                      300,584        246,966
                                                     -----------    -----------
                                                     $ 1,428,834    $ 2,583,966
                                                     ===========    ===========

  5.   Long-Term Debt:

       Long-term debt is comprised of the following:
                                                         1997           1996
                                                     -----------    -----------
          Capitalized leases (A)                     $   521,151    $ 1,124,211
          Revolving loan - bank (C)                    7,209,898      6,626,495
                                                     -----------    -----------
                                                       7,731,049      7,750,706
          Less: current portion of long-term debt        495,929        729,506
                                                     -----------    -----------
                                                     $ 7,235,120    $ 7,021,200
                                                     ===========    ===========

       A. Capitalized leases are due in monthly installments ranging from $2,000 to $26,000 and bear interest of 16.4%.

       B. The Company has a loan agreement with its majority stockholder, which expires in 2000 and provides a total credit facility to the Company Company as follows:

               Through July 1999:                 $9,000,000
               August 1999 through July 2000:     $8,000,000

           This facility may be utilized by borrowings at .5% over the prime rate (payable quarterly) or, at the Company's option, by having the stockholder provide bank letters of credit which the Company can utilize as collateral for other obligations. The Company reimburses the stockholder for the actual cost of the letters of credit. This loan agreement is collateralized by essentially all assets of the Company. At June 30, 1997, there are no loans outstanding under this facility, and the stockholder has issued $8,280,000 in bank letters of credit, leaving $720,000 of the facility available to the Company.

      C. This obligation represents borrowings under a $7,500,000 revolving loan agreement with a bank. The loan bears interest at 1.7% below the prime rate (6.80% at June 30, 1997), payable monthly, and is collateralized by a bank letter of credit provided by the Company's majority shareholder under the loan agreement described in B. above. This revolving loan agreement decreases to $6,500,000 in July 1999 and expires July 2000.

           The aggregate maturities on the aforementioned debt are as follows:

               Year Ended June 30
                     1998                           $   495,930
                     1999                                25,222
                     2000                               709,897
                     2001                             6,500,000

  6.   Income Taxes:

       The income tax provision for the three years ended June 30, 1997 is comprised of the following amounts:
                                                            1997   1996   1995
                                                            -----  -----  -----
          Current:
            Federal                                         $  -   $  -   $  -
                                                            =====  =====  =====

          Statutory rate                                     34 %  (34)%   34 %
          Operating loss utilized                           (34)          (34)
          Operating loss not utilizable                             34
                                                            -----  -----  -----
          Effective rate                                      - %    - %    - %
                                                            =====  =====  =====

       Deferred federal income taxes reflect the impact for financial  statement
       reporting  purposes  of  temporary   differences  between  the  financial
       statement and tax basis of assets and liabilities. At June 30, 1997 and 1996, the components of the net deferred tax assets and liabilities were as follows:
                                                         1997           1996
                                                     -----------    -----------
          Deferred tax assets:
           Allowance for doubtful accounts           $    50,000    $    50,000
           Vacation accrual                              140,000        132,000
           Litigation reserve                                  -         50,000
           Sales tax reserve                                   -         55,000
           Net operating loss carryforwards            8,026,232      9,919,383
           Other                                         123,253         70,395
                                                     -----------    -----------
                                                       8,339,485     10,276,788
          Deferred tax liabilities:
           Basis difference in fixed assets             (549,523)      (792,832)
                                                     -----------    -----------
          Net deferred tax assets                      7,789,962      9,483,946
          Valuation allowance                         (7,789,962)    (9,483,946)
                                                     -----------    -----------
               Net deferred taxes recognized         $         -    $         -
                                                     ===========    ===========

       The  Company  has   approximately   $20,100,000  of  net  operating  loss
       carryforwards for future years, which cannot be utilized to create tax refunds. Such amounts begin to expire in the year 2005.

  7.   Commitments:

       The Company has various capital and operating leases in effect for equipment, vehicles and facilities with initial terms ranging from one month to five years with renewal options generally being available. Minimum commitments under all capital and operating leases at June 30, 1997 are as follows:

                                                        Capital      Operating
                                                     -----------    -----------
         1998                                        $   538,969    $   103,100
         1999                                             25,542         39,600
         2000                                                  -         39,600
         2001                                                  -         23,100
                                                     -----------    -----------
         Total minimum lease payments                    564,511        205,400
                                                                    ===========
         Less amount representing interest                43,360
                                                     -----------
         Total present value of capital
           obligation                                    521,151
         Less current portion                            495,929
                                                     -----------
             Long-term obligation under
              capital leases                         $    25,222
                                                     ===========

       Operating lease expense amounted to $441,000, $364,000 and $546,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

  8.   Litigation:

       In addition to the matters discussed below, the Company is involved in various litigation arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not have a material effect on the Company's operations or financial position.

       A. The Company filed a lawsuit in September 1993 against certain of its former directors and officers, as well as other parties. This lawsuit was settled in December 1996.

       B. During the fiscal year ended June 30, 1996, the Company determined that amounts contributed to it by two former officers and directors that were previously classified as loans to the Company were not loans. Instead, such contributions were determined to be repayments by the former officers and directors of amounts owed by those officers and directors to the Company at the time the contributions were made. Because the former officers and directors in the lawsuit described above contested this determination, an equal amount was reserved. As a result of the settlement of this lawsuit, the reserve was eliminated in the quarter ended December 31, 1996, resulting in a gain of $752,000 after related expenses of the litigation.

  9.  Major Customers:

      The following table shows the percentage of total sales made to major customers for each fiscal year:
                                                           1997    1996    1995
                                                           ----    ----    ----
             Customer A                                     13%     14%     10%
             Customer B                                      6%     10%      9%
             Customer C                                      6%      5%      6%
             Customer D                                      6%      5%      5%
             Customer E                                      6%       *       *
             Customer F                                       *      5%      7%
             Customer G                                       *      5%      6%

               * Customer was less than 5% of total sales for the fiscal year.

 10.  Stockholders' Equity:

      A. At June 30, 1995, there were 20,000 shares of Series B Preferred Stock outstanding. These shares were transferred to the Company in 1996 as part of a settlement of litigation, and were then retired.

      B. In September 1994, the Company issued 55,000 shares of Series C Preferred Stock to its majority stockholder, which then transferred them to an affiliate. Each share of the Series C Preferred Stock is entitled to a cumulative annual dividend of $7.00, payable quarterly. The proceeds from the sale of the preferred shares totaled $5.5 million; $3.0 million in the conversion of debt for equity and $2.5 million of cash. The cash proceeds from the transaction were used to retire additional debt and to provide working capital.

 11.  Stock Options and Warrants:

       A. In 1991, the Company adopted a stock option plan. Up to 400,000 shares of common stock may be issued under the plan. Outstanding options on June 30, 1997 were as follows:

                                     Shares
                             -----------------------
               Option Price    Total     Exercisable   Expiration Date
               ------------  --------    -----------   ---------------
                 $3.00         10,000       10,000           2001
                 $1.50         22,080       23,700           2001
                 $1.50         46,000       46,000           2002
                 $1.50        218,200       87,280           2004
                 $1.50         62,700            -           2006
                 $1.50         35,000            -           2007
                             --------     --------
                              393,980      166,980
                             ========     ========

       B. In October 1994, the Company issued stock options to its directors to purchase a total of 50,000 shares of its common stock at $1.50 per share. These options can be exercised up to 10,000 shares on or after each of the first five anniversary dates, and expire in October 2004. These options are not part of the stock option plan above. The Company also issued options under the plan to certain employees to purchase a total of 246,200 shares of common stock at $1.50 per share. These options can be exercised up to 20% of the shares on or after each of the first five anniversary dates and expire in 2004.

       C. On July 5, 1996, the Company modified options issued under the plan to purchase 34,780 shares of common stock at an original exercise price of $3.00 per share by repricing the options to $1.50 per share. There was no compensation expense recognized related to this modification. The Company also issued options under the plan to certain employees to purchase a total of 64,700 shares of common stock at $1.50 per share. These options can be exercised up to 20% of the shares on or after each of the first five anniversary dates and expire in 2006.

       D. In 1997 the Company issued options under the plan to certain employees to purchase a total of 35,000 shares of common stock at $1.50 per share. These options can be exercised up to 20% of the shares on or after each of the first five anniversary dates and expire in 2007.

       E. In 1997, 1996 and 1995, respectively, options to purchase 24,000, 18,300 and 28,000 shares of common stock were forfeited.

       F. The Company has elected to adopt the "disclosure-only" provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), with no compensation cost recognized for options granted at or above market value. For SFAS No. 123, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997: (a) risk-free interest rates of 6.40% to 7.04%; (b) no dividend yield in either year; (c) expected terms of 8 years; and (d) volatility of 95%.

             If the Company had elected to recognize the compensation cost of its stock option plan based on the fair value of the awards under that plan in accordance with SFAS No. 123, net income would have been reduced to $1,306,346 ($.11 per common share) for the year ended June 30, 1997.


       G. At June 30, 1997, warrants to purchase shares of the Company's common stock were outstanding as follows:

                  Warrant
                   Price       Shares       Expiration Date
                 --------    ----------     ---------------
                  $ 3.25         10,000      June 1998
                  $ 3.09      2,314,000      May 2000
                  $15.00        100,000      September 2001

 12.   Employee Benefit Plan:

       In 1991, the Company adopted a 401(k) plan that covers substantially all employees. The plan is a discretionary plan in that the Company may or may not make contributions to the plan. The Company did not contribute to the plan during the three years ended June 30, 1997.