Form 10-Q
period 1997-09-30
VALLEY SYSTEMS INC
filed 1997-11-10
CIK 873571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                         Commission file number: 0-19343


                              VALLEY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                State of incorporation: Delaware FEIN: 34-1493345

        11580 Lafayette Drive NW, Canal Fulton, Ohio 44614 (216) 854-4526
          (Address and telephone number of principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


                Number of shares outstanding at October 30, 1997:

                     Common Stock, $.01 par value: 7,906,617

PART 1 -- FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements

                      Valley Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                      September
                                                       30, 1997      June 30,
                                                     (unaudited)       1997
                                                    ------------   ------------
                      ASSETS
                     -------
Current assets:
   Cash                                             $    132,999   $    200,093
   Accounts receivable                                 5,372,062      5,638,350
   Prepaid supplies                                      469,710        469,839
   Prepaid expenses                                      322,347        160,772
                                                    ------------   ------------
      Total current assets                             6,297,118      6,469,054
Property and equipment                                 7,559,492      7,551,004
Intangible assets                                        513,750        548,000
                                                    ------------   ------------
        Total assets                                $ 14,370,360   $ 14,568,058
                                                    ============   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
   Accounts payable                                 $    669,929   $    971,611
   Accrued expenses                                    1,200,083      1,428,834
   Current portion of long-term debt                     428,183        495,929
                                                    ------------   ------------
      Total current liabilities                        2,298,195      2,896,374
Long-term debt                                         7,427,358      7,235,120
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.10 par value; authorized
    2,000,000 shares, issued and outstanding 55,000        5,500          5,500
   Common stock, $.01 par value; authorized
    12,000,000 shares, issued and outstanding
    8,512,073                                             85,121         85,121
   Paid-in capital                                    26,786,040     26,786,040
   Accumulated deficit                               (21,548,846)   (21,757,089)
   Treasury stock, at cost, 605,456 shares              (683,008)      (683,008)
                                                    ------------   ------------
                                                       4,644,807      4,436,564
                                                    ------------   ------------
       Total liabilities and stockholders' equity   $ 14,370,360   $ 14,568,058
                                                    ============   ============

                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                         Three months ended
                                                             September 30
                                                      -------------------------
                                                          1997          1996
                                                      -----------   -----------
Sales                                                 $ 5,855,953   $ 6,275,404
Cost of sales                                           3,656,139     3,908,488
                                                      -----------   -----------
   Gross profit                                         2,199,814     2,366,916
Selling, general, and administrative expenses           1,741,102     1,955,486
Interest expense                                          154,219       161,086
                                                      -----------   -----------
Income before income taxes                                304,493       250,344
Income taxes                                                    -             -
                                                      -----------   -----------
Net income                                            $   304,493   $   250,344
                                                      ===========   ===========


Net income per common share                           $       .03   $       .02
                                                      ===========   ===========


Weighted average shares used in computation             7,906,617     8,391,616
                                                      ===========   ===========


                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                               Three months
                                                            ended September 30
                                                          ---------------------
                                                             1997        1996
                                                          ---------   ---------
Cash flows from operating activities:
  Net income                                              $ 304,493   $ 250,344
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                          710,698     834,535
     Loss (gain) on disposition of property and equipment     4,311      (1,020)
     (Increase) decrease in assets:
        Accounts receivable                                 266,288    (388,796)
        Prepaid supplies                                        129      (7,722)
        Prepaid expenses                                   (161,575)    (80,753)
     Increase (decrease) in liabilities:
        Accounts payable                                   (301,682)    (89,593)
        Accrued expenses                                   (228,751)   (190,700)
                                                          ---------   ---------
          Cash provided by operating activities             593,911     326,295
                                                          ---------   ---------
Cash flows from investing activities:
  Additions to property and equipment                      (724,984)   (181,698)
  Proceeds from dispositions of property and equipment       35,737       6,500
                                                          ---------   ---------
          Cash used by investing activities                (689,247)   (175,198)
                                                          ---------   ---------
Cash flows from financing activities:
  Net (payments) borrowings under
   revolving line of credit                                (162,540)    162,699
  Additional long-term borrowings                           400,000           -
  Payments of long-term debt                               (112,968)   (199,358)
  Purchase of treasury shares                                     -     (43,684)
  Payment of dividends                                      (96,250)          -
                                                          ---------   ---------
          Cash from (used by) financing activities           28,242     (80,343)
                                                          ---------   ---------
(Decrease) increase in cash                                 (67,094)     70,754
Cash at beginning of year                                   200,093      86,099
                                                          ---------   ---------
Cash at end of period                                     $ 132,999   $ 156,853
                                                          =========   =========

                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K dated September 22, 1997 for the years ended June 30, 1997.

     The financial statements for the periods ended September 30, 1997 and 1996 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.   INCOME TAXES:

     The provisions for income taxes for the periods presented vary from the customary relationship with pre-tax income due to utilization of net operating loss carryforwards.

3.  CONTINGENCIES:

     The Company is involved in various litigation arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not have a material effect on the Company's operations or financial position.

4.  INCOME PER COMMON SHARE:

     Income per common share for the period ended September 30, 1996 has been restated from the amount previously reported to include the effect of the preferred stock dividend requirement.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

Three months ended September 30, 1997 as compared to the three months ended September 30, 1996:

Sales in the three months ended September 30, 1997 decreased by $419,000, or 6.7%, from the comparable period in 1996. The decrease was primarily attributable to approximately $500,000 of sales in 1996 that resulted from the effects of Hurricane Fran, which came ashore in September 1996. The percentage of sales represented by the various service lines of the Company did not change materially in 1997 from the prior year. UHP sales were 49% of total sales in 1997, compared to 48% in 1996. Gross profit as a percentage of sales was also unchanged, amounting to 38% in both years.

Selling, general and administrative expenses decreased by $214,000, or 11.0%, in 1997. The majority of the savings were due to a lower headcount in the corporate office resulting from operational efficiencies. These expenses totaled 29.7% of sales in 1997 compared to 31.2% in the prior year. Interest expense decreased 4.3% in 1997 from 1996, and amounted to 2.6% of sales in each year.

FINANCIAL CONDITION:

The Company's financial condition has not changed significantly from June 30, 1997. Cash provided from operating activities during the quarter ended September 30, 1997 totaled $594,000, compared to $326,000 in 1996. Most of this cash was used to increase working capital, which went up by $426,000 in the period and totaled $4.0 million at September 30, 1997.

The Company borrowed $400,000 through a 20 year mortgage during the quarter and purchased its corporate headquarters facility, which was previously leased. Other additions to property and equipment totaled $316,000 in 1997, compared to $182,000 in the prior year.

PART II -- OTHER INFORMATION
   Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits:   None

b)    Reports on Form 8-K:   None




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Valley Systems, Inc.


October 30, 1997             By:  \s\  Ed Strickland
                                       President and Chief Executive Officer


October 30, 1997             By:  \s\  Dennis D. Sheets
                                       Chief Financial Officer