Form 10-Q
period 1997-12-31
VALLEY SYSTEMS INC
filed 1998-02-13
CIK 873571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                         Commission file number: 0-19343


                              VALLEY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             State of incorporation: Delaware      FEIN: 34-1493345

       11580 Lafayette Drive NW, Canal Fulton, Ohio 44614   (330)854-4526
          (Address and telephone number of principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


               Number of shares outstanding at January 31, 1998:

                     Common Stock, $.01 par value: 7,906,617

PART 1 -- FINANCIAL INFORMATION
         Item 1.  Consolidated Financial Statements
                      Valley Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                      December
                                                      31, 1997        June 30,
                      ASSETS                        (unaudited)         1997
                      ------                       ------------    ------------
Current assets:
     Cash ......................................   $    116,192    $    200,093
     Accounts receivable .......................      5,883,074       5,638,350
     Prepaid supplies ..........................        460,576         469,839
     Prepaid expenses ..........................        234,306         160,772
                                                   ------------    ------------
          Total current assets .................      6,694,148       6,469,054
Property and equipment .........................      7,794,087       7,551,004
Intangible assets ..............................        479,500         548,000
                                                   ------------    ------------
          Total assets .........................   $ 14,967,735    $ 14,568,058
                                                   ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
 Current liabilities:
     Accounts payable ..........................   $    744,787    $    971,611
     Accrued expenses ..........................      1,346,970       1,428,834
     Current portion of long-term debt .........        363,863         495,929
                                                   ------------    ------------
          Total current liabilities ............      2,455,620       2,896,374
Long-term debt .................................      7,832,755       7,235,120
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.10 par value; authorized
       2,000,000 shares, issued and outstanding
       55,000 ..................................          5,500           5,500
     Common stock, $.01 par value; authorized
       12,000,000 shares, issued and outstanding
       8,512,073 ...............................         85,121          85,121
     Paid-in capital ...........................     26,786,040      26,786,040
     Accumulated deficit .......................    (21,514,293)    (21,757,089)
     Treasury stock, at cost, 175,456 shares at
        December 31, 1996 and 105,456 at June
        30, 1996 ...............................       (683,008)       (683,008)
                                                   ------------    ------------
                                                      4,679,360       4,436,564
                                                   ------------    ------------
      Total liabilities and stockholders' equity   $ 14,967,735    $ 14,568,058
                                                   ============    ============


                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                               Three months ended          Six months ended
                                   December 31                December 31
                          ------------------------   --------------------------
                               1997         1996          1997          1996
                          -----------  -----------   ------------  ------------

Sales .................   $ 6,058,003  $ 5,132,772   $ 11,913,956  $ 11,408,176
Cost of sales .........     3,941,471    3,405,343      7,597,610     7,313,831
                          -----------  -----------   ------------  ------------
    Gross profit ......     2,116,532    1,727,429      4,316,346     4,094,345

Selling, general, and
 administrative
 expenses .............     1,830,697    1,897,490      3,571,799     3,852,976
Interest expense ......       155,032      145,102        309,251       306,188
                          -----------  -----------   ------------  ------------
Income (loss) from
 operations before gain
 on settlement of
 litigation and income
 taxes ................       130,803     (315,163)       435,296       (64,819)
Gain on settlement of
 litigation ...........             -      752,236             -        752,236
                          -----------  -----------   ------------  ------------
Income from operations
 before income taxes ..       130,803      437,073        435,296       687,417
Income taxes ..........             -            -              -             -
                          -----------  -----------   ------------  ------------
     Net income .......   $   130,803  $   437,073   $    435,296  $    687,417
                          ===========  ===========   ============  ============
Earnings per share:
  Net earnings per
   common share .......   $       .00  $       .04   $        .03  $        .06
                          ===========  ===========   ============  ============
  Net earnings per
   common share --
   assuming dilution ..   $       .00  $       .04   $        .03  $        .06
                          ===========  ===========   ============  ============
  Weighted average
   shares .............     7,906,617    8,347,704      7,906,617     8,369,116
                          ===========  ===========   ============  ============


                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Six months ended
                                                              December 31
                                                      -------------------------
                                                          1997           1996
                                                      ----------     ----------
Cash flows from operating activities:
   Net income .....................................  $   435,296     $  687,417
   Adjustments to reconcile net income to net cash
    flows from operating activities:
      Depreciation and amortization ...............    1,395,582      1,660,410
      Gain on disposition of property and equipment      (12,688)       (14,502)
      (Increase) decrease in assets:
            Accounts receivable ...................     (244,724)       633,941
            Prepaid supplies ......................        9,263          1,961
            Prepaid expenses ......................      (73,534)        14,401
      Increase (decrease) in liabilities:
            Accounts payable ......................     (226,824)      (156,807)
            Accrued expenses ......................      (81,864)    (1,178,592)
                                                      ----------     ----------
      Cash provided by operating  activities ......    1,200,507      1,648,229
                                                      ----------     ----------
Cash flows from investing activities:
   Additions to property and equipment ............   (1,610,213)      (886,627)
   Proceeds from dispositions of property and
     equipment ....................................       52,736         98,214
                                                      ----------     ----------
      Cash used by investing activities ...........   (1,557,477)      (788,413)
                                                      ----------     ----------
Cash flows from financing activities:
   Net borrowings (payments) under revolving line
     of credit ....................................       97,678       (390,387)
   Additional borrowings of long-term debt ........      578,517              -
   Payments of long-term debt .....................     (210,626)      (388,013)
   Purchase of treasury shares ....................            -        (78,059)
   Payment of dividends ...........................     (192,500)             -
                                                      ----------     ----------
      Cash provided (used) by financing activities       273,069       (856,459)
                                                      ----------     ----------
(Decrease) increase in cash .......................      (83,901)         3,357
Cash at beginning of year .........................      200,093         86,099
                                                      ----------     ----------
Cash at end of period .............................   $  116,192     $   89,456
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

     The financial statements for the periods ended December 31, 1997 and 1996 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.   CONTINGENCIES:

     The Company is involved in various litigation arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

3.   INCOME TAXES:

     The provisions for income taxes for the periods presented vary from the customary relationship with pre-tax income due to utilization of net operating loss carryforwards.

4.   EARNINGS PER COMMON SHARE:

     In February 1997 the FASB issued Statement No. 128, "Earnings Per Share" ("FAS No. 128"). FAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It replaces the presentations of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. It also requires dual presentation o basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the basic EPS computation to the diluted EPS calculation. FAS No. 128 is effective for financial statements for periods ending after December 15, 1997.

     Earnings per share of common stock for the periods ended December 31, 1997 have been calculated according to the guidelines of FAS No.128 and earnings per common share of common stock for the periods ended December 31, 1996 have been restated to conform with FAS No. 128. Earnings per common share for the periods ended December 31, 1996 have also been restated from the amounts previously reported to include the effect of the preferred stock dividend requirement.

     Basic earnings per common share are computed by dividing net income less preferred stock dividend requirements ($96,250 per quarter for all periods presented) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share do not vary from basic earnings per common share for any of the periods presented because there were no dilutive potential shares of common stock outstanding. The dilutive effect of outstanding potential shares of common stock is computed using the treasury stock method.



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three months ended December 31, 1997 as compared to the three months ended December 31, 1996:

Sales in the three months ended December 31, 1997 increased by $925,000, or 18%, from the comparable period in 1996. Sales of ultra-high pressure ("UHP") waterjetting services increased 17% in the current quarter, totaling $2.7 million, and represented 45% of total sales. In 1996, UHP services amounted to 41% of total sales for the quarter.

Gross margin as a percentage of revenue for the quarter increased from 33.7% in 1996 to 34.9% in 1997. This improvement is primarily due to the increase in sales in the UHP service line, which is the Company's most profitable. Selling, general and administrative expenses decreased by 3.5% in 1997 from the prior year, and represented 30% of sales in the current quarter. In 1996 these costs amounted to 37% of sales. Most of the decrease in these expenses is attributable to efficiencies realized by reorganization in the corporate staff. Interest expense increased 7% in the quarter, but amounted to 2.6% of sales in 1997 as compared to 2.8% in 1996.

The Company had net income from operations of $131,000 in the three months ended December 31, 1997, as compared to a loss from operations of $315,000 in 1996. 1996 net income was increased by a one-time gain of $752,000 on settlement of litigation.

Six months ended December 31, 1997 as compared to the six months ended December 31, 1996:

Sales in the six month period ended December 31, 1997 increased 4% over the comparable period in 1996. There were no significant shifts in sales of the various service lines. UHP sales represented 47% of total sales in both years.

Due to the unchanged mix of sales, gross margin as a percentage of sales was 36% in both years. Selling, general and administrative expenses decreased by 7% in 1997 from the comparable period in 1996 due to the corporate staff reorganization. Interest expense did not change materially between the periods and totaled 2.6% of sales in 1997 and 2.7% in 1996.

The Company had income from operations of $435,000 in the six months ended December 31, 1997, as compared to a loss from operations oof $65,000 in 1996. 1996 net income was increased by a one-time gain of $752,000 on settlement of litigation.

FINANCIAL CONDITION:

The Company's financial position at December 31, 1997 has not changed materially from June 30, 1997. Working capital increased by $666,000 during the six months and totaled $4.2 million at the end of the period. The Company purchased $1.6 million of additions to property and equipment in 1997, as compared to $900,000 in the same period in 1996. $625,000 of the current additions are for the purchase of the Company's headquarters facility as well as a regional facility in Houston. The remainder of the additions are for equipment. At December 31, 1997 the Company had $200,000 available under its long-term revolving line of credit, which expires in July 2000.

FORWARD LOOKING STATEMENTS:

Forward looking statements in this Form 10-Q are made pursuant to the safe harbor provisions ofthe Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statments, which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, general business and economic conditions; the financial strength of the various industries the Company servies, the competitive pricing environment of the industrial cleaning service industry, the cost and effectiveness ofplanned marketing campaigns, and the success of the Company to continue to develop new applications and markets for its technology.

PART II -- OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders:
The annual meeting of stockholders of the Company was held on November 3, 1997. Matters voted upon at the meeting were as follows:

     For the election of directors:

             Allen O. Kinzer:   For:  7,392,946   Withheld:    3,800

             Joe M. Young:      For:  7,382,408   Withheld:   14,338

     On the ratification of the appointment of Coopers & Lybrand LLP as independent auditors for the fiscal year ending June 30, 1998:

             For:  7,390,521     Against:  3,600    Abstained:  2,625

         Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits:   None.

b)    Reports on Form 8-K:   None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VALLEY SYSTEMS, INC.


Date:   February 10, 1998          By: \s\ Ed Strickland
                                          President and Chief Executive Officer


Date:   February 10, 1998          By: \s\ Dennis D. Sheets
                                          Chief Financial Officer