Form 10-Q
period 1998-03-31
VALLEY SYSTEMS INC
filed 1998-05-01
CIK 873571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


                 Number of shares outstanding at March 31, 1998:

                     Common Stock, $.01 par value: 7,906,617

PART 1 -- FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements

                      Valley Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                       March
                                                      31, 1998       June 30,
                                                    (unaudited)        1997
                                                    ------------   ------------
                        ASSETS
Current assets:
  Cash                                             $    376,077    $    200,093
  Accounts receivable                                 5,598,495       5,638,350
  Prepaid supplies                                      486,843         469,839
  Prepaid expenses                                      187,406         160,772
                                                   ------------    ------------
     Total current assets                             6,648,821       6,469,054
Property and equipment                                7,811,982       7,551,004
Inangible assets                                        445,250         548,000
                                                   ------------    ------------
       Total assets                                $ 14,906,053    $ 14,568,058
                                                   ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $    667,624    $    971,611
  Accrued expenses                                    1,364,252       1,428,834
  Current portion of long-term debt                     325,699         495,929
                                                   ------------    ------------
     Total current liabilities                        2,357,575       2,896,374
Long-term debt                                        7,621,578       7,235,120
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.10 par value; authorized
    2,000,000 shares, issued  and outstanding
    55,000                                                 5,500          5,500
  Common stock, $.01  par  value;  authorized
    12,000,000 shares, issued and outstanding
    8,512,073                                             85,121         85,121
  Paid-in capital                                     26,786,040     26,786,040
  Accumulated deficit                                (21,266,753)   (21,757,089)
  Treasury stock, at cost, 605,456 shares               (683,008)      (683,008)
                                                    ------------   ------------
                                                       4,926,900      4,436,564
                                                    ------------   ------------
        Total liabilities and stockholders' equity  $ 14,906,053   $ 14,568,058
                                                    ============   ============

                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                             Three months ended           Nine months ended
                                  March 31                     March 31
                           ----------------------     -------------------------
                              1998        1997            1998          1997
                           ----------  ----------     -----------   -----------

Sales                      $5,865,344  $5,320,539     $17,779,300   $16,728,715

Cost of sales               3,655,422   3,182,877      11,253,032    10,496,708
                           ----------  ----------     -----------   -----------
    Gross profit            2,209,922   2,137,662       6,526,268     6,232,007

Selling, general,
  and administrative
  expenses                  1,730,768   1,692,683       5,302,567     5,545,659

Interest expense              135,364     139,624         444,615       445,812
                           ----------  ----------     -----------   -----------
Income from
  operations before
  gain on settlement
  of litigation and
  income taxes                343,790     305,355         779,086       240,536

Gain on settlement
  of litigation                     0           0               0       752,236
                           ----------  ----------     -----------   -----------
Income from
  operations before
  income taxes                343,790     305,355         779,086       992,772

Income taxes                        0           0               0             0
                           ----------  ----------     -----------   -----------
Net income                 $  343,790  $  305,355     $   779,086   $   992,772
                           ==========  ==========     ===========   ===========

Earnings per share:
  Net earnings per
   common share            $      .03  $      .02     $       .06   $       .08
                           ==========  ==========     ===========   ===========
  Net earnings per
   common share --
   assuming dilution       $      .03  $      .02     $       .06   $       .08
                           ==========  ==========     ===========   ===========
  Weighted average
   shares used in
   computation              7,906,617   8,141,450       7,906,617     8,294,336
                           ==========  ==========     ===========   ===========


                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                           Nine months ended
                                                                March 31
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
 Cash flows from operating activities:
   Net income                                          $  779,086    $  992,772
   Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization                     2,075,851     2,415,069
      Gain on disposition of property and equipment       (45,187)      (22,756)
      (Increase) decrease in assets:
         Accounts receivable                               39,855       104,540
         Prepaid supplies                                 (17,004)      (41,966)
         Prepaid expenses                                 (26,634)       94,493
      Increase (decrease) in liabilities:
         Accounts payable                                (303,987)     (114,762)
         Accrued expenses                                 (64,582)   (1,568,253)
                                                       ----------    ----------
       Cash provided by operating activities            2,437,398     1,859,137
                                                       ----------    ----------

 Cash flows from investing activities:
   Additions to property and equipment                 (2,314,295)   (1,043,179)
   Proceeds from dispositions of property
     and equipment                                        125,403       152,373
                                                       ----------    ----------
       Cash used by investing activities               (2,188,892)     (890,806)
                                                       ----------    ----------

 Cash flows from financing activities:
   Net payments under revolving line of credit           (386,067)      (22,445)
   Additional borrowings of long-term debt                914,517             0
   Payments of long-term debt                            (312,222)     (493,679)
   Purchase of treasury shares                                  0      (480,308)
   Payment of preferred stock dividends                  (288,750)            0
                                                       ----------    ----------
       Cash used by financing activities                  (72,522)     (996,432)
                                                       ----------    ----------

 Increase (decrease) in cash                              175,984       (28,101)
 Cash at beginning of year                                200,093        86,099
                                                       ----------    ----------
 Cash at end of period                                 $  376,077    $   57,998
                                                       ==========    ==========

                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K dated September 22, 1997 for the year ended June 30, 1997.

     The financial statements for the periods ended March 31, 1998 and 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.   CONTINGENCIES:

     The Company is involved in varius litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

3.   INCOME TAXES:

     The provisions for income taxes for the periods presented vary from the customary relationship with pre-tax income due to utilization of net operating loss carryforwards.

4.   EARNINGS PER COMMON SHARE:

     In February 1997 the FASB issued Statement No. 128, "Earnings Per Share" ("FAS No.128"). FAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It replaces the presentations of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted UPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the basic EPS computation to the diluted EPS calculation. FAS No. 128 is effective for financial statements for periods ending after December 15, 1997.

     Earnings per share of common stock for the periods ended March 31, 1998 have been calculated according to the guidelines of FAS No. 128. Earnings per share of common stock for the periods ended March 31, 1997 have been restated to conform with FAS No. 128, including the effect of the preferred stock dividend requirement.

     Basic earnings per common share are computed by dividing net income less preferred stock dividend requirements ($96,250 per quarter for all periods presented) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share do not vary from basic earnings per share for any of the periods presented because there were no dilutive potential shares of common stock outstanding. The dilutive effect of outstanding potential shares of common stock is computed using the treasury stock method.

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997:

Sales in the three months ended March 31,1998 increased by $545,000, or 10%, from the comparable period in 1997. Sales of the Company's ultra-high pressure ("UHP") waterjetting services decreased 6% in the current quarter, totaling $2.7 million, and represented 46% of total sales. In 1997, UHP services amounted to 54% of total sales for the quarter. The decrease was due to several large jobs in 1997 that were not repeated in 1998. Sales of vacuum services in 1998 increased by $498,000, or 40%, from 1997. This increase is largely due to increased volume in the steel industry, from both new and existing customers.

Gross profit as a percentage of revenue for the quarter decreased from 40% in 1997 to 38% in 1998. The drop was due to lower sales in the UHP service line, which is the Company's most profitable. In dollars, gross profit increased 3% in 1998 from 1997. Selling, general and administrative expenses increased by 2% in 1998 from the prior year, and represented 30% of sales in the current quarter. In 1997 these costs amounted to 32% of sales. Interest expense decreased 3% in the quarter, and amounted to 2% of sales in 1998 as compared to 3% in 1997.

The Company had income from operations of $344,000 in the three months ended March 31, 1998, or 6% of sales. This is an improvement of 13% over the same period in 1997, when income from operations totaled $305,000.

NINE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1997:

Sales in the nine month period ended March 31, 1998 increased 6% over the comparable period in 1997. There were no significant shifts in sales for the various service lines. UHP sales represented 47% of total sales in 1998 and 49% in 1997.

Due to the unchanged mix of sales, gross margin as a percentage of sales was 37% in both years. Selling, general and administrative expenses decreased by 4% in 1998 from the comparable period in 1997 due to a reorganization of the corporate staff. Interest expense did not change materially between the periods and totaled 3% of sales in both years.

The Company had income from operations of $779,000 in the nine months ended March 31, 1998, as compared to $241,000 in 1997. Income from operations totaled 4% of sales in 1998, compared to 1% in 1997, and in dollars increased 224%.

1997 net income was increased by a one-time gain of $752,000 on settlement of litigation.

FINANCIAL CONDITION:

The Company's financial position at March 31, 1998 has not changed materially from June 30, 1997. Working capital increased by $718,000 during the nine months, and totaled $4.3 million at the end of the period. The Company purchased $2.3 million of additions to property and equipment in 1998, as compared to $1.0 million in the same period in 1997. $650,000 of the current additions are for the purchase of the Company's headquarters facility in Ohio, as well as a regional facility in Houston. The remainder of the additions are for equipment. At March 31, 1998 the Company had $676,000 available under its long-term revolving line of credit, which expires in July 2000.

YEAR 2000 ISSUE:

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculations if a computer program recognizes a date of "00" as the year 1900 instead of 2000. The Company has assessed the Year 2000 Issue with regard to its internal financial and operational systems as well as its external financial vendors and determined that the costs to complete the related compliance will not materially affect future financial results. The company anticipates its Year 2000 Issues to be completed and tested by December 31, 1998.

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

                                           Valley Systems, Inc.


Date:  April 29, 1997                  By:   \ s \   Ed Strickland
                                                     President and Chief
                                                     Executive Officer


Date:  April 29, 1997                  By:   \ s \   Dennis D. Sheets
                                                     Chief Financial Officer