Form 10-K405
period 1998-06-30
VALLEY SYSTEMS INC
filed 1998-09-28
CIK 873571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

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

               11580 Lafayette Drive NW, Canal Fulton, Ohio 44614
                 (Address of principal executive offices)(zip code)

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

         As of August 31, 1998: (a) 7,906,617 shares of Common Stock, $.01 par value, of the registrant were outstanding; (b) 2,072,872 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $2,202427, based on the closing sale price of $1.0625 per share on August 31, 1998.

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

Industrial Cleaning Services

         Until 1984 the only technologies used by the Company in providing commercial and industrial cleaning services were vacuum (wet and dry) and conventional water blast cleaning techniques. These conventional methods of service are still provided by the Company. The market applications for the Company's conventional method services in industrial cleaning are many and varied, and include removing materials and deposits from items such as heat exchangers, boilers, condensers, building surfaces, vats, slabs and molds. The Company also provides sewer cleaning, pipe inspection and other services for its customers. See "Item 1 - Business-Company Operations". Such other services are essentially incidental to the Company's business and are not deemed material to its future operations.
See "Item 1-Business-Company Operations-Revenue by Service Line".

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

         The Company has also installed stationary, electrically powered UHP and conventional waterblast units at some customer facilities. These permanent installations, utilized where repetitive day-to-day cleaning is required, have enhanced the Company's service capabilities while reducing customer down time and overall cleaning costs.

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

Company Operations

         The Company's sales from its primary service lines in dollar amounts and by percentage were as follows:
                                             Year ended June 30
                                          1998       1997       1996
                                        --------   --------   --------
          Dollars (in thousands):
               UHP                      $ 11,402   $ 11,629   $  9,882
               Vacuum                      6,859      5,947      6,788
               Waterblasting               4,755      4,135      3,958
               Other                       1,415      1,377      1,247
                                        --------   --------   --------
                    Total               $ 24,431   $ 23,088   $ 21,875
                                        ========   ========   ========
          Percentage:
               UHP                         46.7%      50.4%      45.2%
               Vacuum                      28.1%      25.8%      31.0%
               Waterblasting               19.4%      17.9%      18.1%
               Other                        5.8%       5.9%       5.7%
                                        --------   --------   --------
                    Total                 100.0%     100.0%     100.0%
                                        ========   ========   ========


         The Company does not depend upon any one customer for sales of its services. During the fiscal year ended June 30, 1998, the Company had sales to approximately 400 different customers. One customer accounted for 9% and two other customers were each 7% of Fiscal 1998 net sales. Various plants of E.I. DuPont (which make independent purchasing decisions) made up 13% of Fiscal 1997 net sales. Four other customers each accounted for 6% of Fiscal 1997 net sales.

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

         While the Company has some long-term commitments from customers for the provision of services, most frequently orders for services are received on a job-by-job basis. In certain instances the Company maintains equipment at the locations of customers which have issued "blanket orders" to the Company for the provision of services over an extended period. Such blanket orders do not obligate the customer to purchase a specified dollar amount of services. Blanket orders permit the Company to be contacted to perform services when needed. Such blanket orders, in combination with the location of the Company's equipment, allow the Company to expedite its response to a particular customer's needs and to obtain a potential competitive advantage. The Company provides its services primarily at prescribed rates or based upon competitive bidding and in some cases through direct negotiation with the customer. Due to the nature of its business, there are relatively few pre-scheduled or contracted service calls. Most services are performed on an emergency basis or upon less than two weeks advance notice. Accordingly, the Company does not have any significant backlog of service orders. Management of the Company does not consider backlog size to be an important indicator of future performance.

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

Competition

         The market for industrial cleaning services is fragmented. There are many competitors, no one of which is believed to hold a substantial market share. The Company competes with a number of companies in substantially all of the regions in which it operates. Many of these competitors are local operations servicing a limited geographic area. There are, however, a few large national and regional competitors that have significantly greater resources than the Company. In recent years there has been a trend toward consolidation in the industrial cleaning industry. In 1997 Phillip Services Corp. acquired Allwaste Inc., one of the Company's national competitors. Other significant regional and national competitors include C.H. Heist Corp., HydroChem Industrial Services, Inc., MPW Industrial Services Group, Inc. and Rust International, an engineering, construction and environmental cleanup firm controlled by Waste Management, Inc.

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

Proprietary Technology, Patents, Trademarks and Equipment

         The Company holds three patents expiring in 2004, 2005, and 2013 with respect to tooling and equipment used in connection with its pressurized water technology. The Company also is the licensee under an exclusive patent license, granted by the University of Missouri, involving a certain waterjet cleaning tool and deposit removal process. The patent being licensed to the Company terminates in 2000. In June 1991, the Company purchased two of these patents, the patent license, certain UHP tools, equipment, know-how, and technology and documentation related to those tools and equipment, a trademark for the term "Water Laser", and all new related inventions hereinafter developed by the sellers of the technology. The patents, license, and know-how relate to UHP technology applicable to industrial cleaning. The acquisition provides the Company with the potential power to foreclose third parties from the use of such patent technology. In connection with the purchase of the above technologies and patents, the Company also received from the sellers an agreement not to engage in any business involving the development, testing, manufacturing or use of any technology, tools, equipment, designs or patents which use water or UHP water as any part of its operation.

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

Employees

         As of August 31, 1998, the Company employed 375 full time employees. Due to the nature of the services provided (i.e., primarily on a job-by-job basis), the number of Company employees is subject to fluctuation. No employees are currently covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's headquarters facility in Canal Fulton, Ohio is comprised of two buildings: a 16,000 square foot office, equipment warehouse and machine shop facility and an 9,000 square foot office, machine shop, and service dispatch facility. The Company owns both buildings, as well as a regional training and repair facility in Texas.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 1998.

                                     Part II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq SmallCap Market of the Nasdaq Stock Market under the symbol: VALE. The following table sets forth the high and low sale prices for the periods indicated.
                                                          High            Low
             Fiscal 1997:
             July 1, 1996 - September 30, 1996          $ 1.188        $  .688
             October 1, 1996 - December 31, 1996          1.438           .938
             January 1, 1997 - March 31, 1997             1.563           .938
             April 1, 1997 - June 30, 1997                1.688           .875
             Fiscal 1998:
             July 1, 1997 - September 30, 1997            1.750          1.250
             October 1, 1997 - December 31, 1997          1.750           .750
             January 1, 1998 - March 31, 1998             1.188           .875
             April 1, 1998 - June 30, 1998                1.500           .938

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

ITEM 6.   SELECTED FINANCIAL DATA

                                  1998      1997      1996      1995      1994
                                --------  --------  --------  --------  --------
Sales                           $24,431   $23,088   $21,875   $24,231   $27,494
Gross profit                      9,040     8,559     6,853     8,562     6,291
Selling, general and
 administrative expenses          7,145     7,268     7,254     7,155     8,830
Litigation settlements and
 related fees                                (752)                        1,351
Restructuring charges                                                     3,548
Interest expense                    593       592       572       895     1,506
Net income (loss)                 1,302     1,451      (973)      512    (8,539)
Income (loss) per common
 share - basic and diluted          .12       .13      (.16)      .02     (1.31)
Total assets                     15,934    14,568    15,123    15,704    19,740
Total long-term debt              7,585     7,235     7,021     5,858    10,194
Total stockholders' equity        5,354     4,437     4,031     5,412      (251)

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

FORWARD LOOKING STATEMENTS:

         Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, general business and economic conditions; the financial strength of the various industries the Company serves, the competitive pricing environment of the industrial cleaning service industry, the cost and effectiveness of planned marketing campaigns, the success of the Company to continue to develop new applications and markets for its technology, and the accuracy of the estimates used to evaluate the likely effect of the Asset Purchase Agreement discussed later in this section.

Results of Operations - 1998 compared to 1997

         Sales increased 5.8% in the fiscal year ended June 30, 1998 from the prior year. Sales of UHP waterjetting services decreased by 2.0% from the prior year, and amounted to 47% of total sales in 1998, compared to 50% in 1997. The decrease in UHP sales was due to one large emergency project in 1997 (hurricane damage to a customer's facility) that was not repeated. Excluding this project, UHP sales increased by 4%. UHP sales to the hazardous materials abatement industry grew from $1.2 million in 1997 to $2.2 million in 1998. The Company expects UHP sales to this industry to continue increasing in Fiscal 1999. Sales of the Company's other major service lines, vacuum and conventional waterblasting, each increased by 15% in 1998 over the prior year. Vacuum services totaled 28% of sales in 1998, compared to 26% in 1997. Waterblasting services were 19% of total sales this year, compared to 18% in 1997. The revenue gains in vacuum and waterblasting came from increased sales to existing accounts, as well as new customers.

         As there was no significant shift in sales between the various service lines in 1998, gross margin as a percentage of sales was 37%, the same as in 1997. As announced in May 1998, the Company has been selected to be the primary supplier of vacuum and waterblasting services to FirstEnergy Corp. This three-year contract is expected to add approximately $3 million of additional revenues annually to these service lines. This may cause these service lines to be a higher percentage of total sales in future years. The Company expects that greater efficiencies due to larger volumes should allow maintenance of its existing gross margin percentages.

         Selling, general and administrative expenses decreased by 2% in 1998 from 1997, and represented 29% of sales this year compared to 31% in the prior year. Lower insurance expenses due to better loss experience helped cause this decrease, as well as lower occupancy costs resulting from the purchase of the Company's headquarters facility. The Company intends to continue its efforts to control costs in this area. Interest expense remained constant from 1997 to 1998, and amounted to 2% of sales in 1998 and 3% in the prior year.

         All of the above factors resulted in net income of $1.3 million in 1998 (5.3% of sales), or $.12 per common share, basic and diluted. This is an increase of 86% from the comparable 1997 income from operations of $700,000 (3.0% of sales), or $.04 per common share, before gain on settlement of litigation. Net income in 1997 was improved by a one-time gain on settlement of litigation of $752,000, or $.09 per share.

Results of Operations - 1997 compared to 1996

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

                                      Three Months Ended
                            (In thousands, except per share data)
               9/30/96 12/31/96 3/31/97 6/30/97 9/30/97 12/31/97 3/31/98 6/30/98
               ------- -------- ------- ------- ------- -------- ------- -------
Sales           $6,275   $5,133  $5,321  $6,359 $ 5,856  $ 6,058 $ 5,865 $ 6,652
Gross profit     2,367    1,727   2,138   2,327   2,200    2,117   2,210   2,513
Net income         250      437     305     459     304      131     344     523
Earnings per
 common share:
 basic and
 diluted        $  .02   $  .04  $  .03  $  .04 $   .03  $   .00 $   .03 $   .06

          Net income in the quarter ended December 31, 1996 was increased by $752,000, or $.09 per common share, by a one-time gain on settlement of litigation.

Liquidity and Capital Resources

         Working capital totaled $3.6 million at June 30, 1998 and 1997. Cash generated from operations totaled $3.8 million in 1998, compared to $2.6 million in 1997. The improvement is primarily due to better management of the various components of working capital.

         Additions to property and equipment were $4.1 million in 1998, which includes $1.8 million acquired with capital leases, compared to $1.7 million in 1997. Additions to property and equipment in 1996 were $2.5 million. $650,000 of 1998 additions were to purchase the Company's headquarters facility in Ohio and a regional facility in Texas. $400,000 of these funds were obtained from a 10 year mortgage on the headquarters facility, and the remainder from working capital. The remaining $3.5 million of additions was for equipment. More than half of equipment additions were purchased or constructed in the fourth quarter of 1998, and were necessary to service the FirstEnergy Corp. contract referred to above. Five-year capital leases financed $1.8 million of the $3.5 million of equipment purchases. The remainder was purchased from working capital. All 1997 and 1996 additions were financed through operations or borrowings from the Company's revolving line of credit, which expires in July 2000. The Company anticipates spending less on additions to property and equipment in Fiscal 1999 than in 1998, but more than in 1997. Total additions to property and equipment in 1999 are not expected to significantly exceed depreciation expense in that year.

         Financing activities provided $100,000 of cash in 1998, compared with using $1.0 million in 1997. The Company purchased 500,000 shares of its common stock in 1997 in accordance with a share purchase program announced in August 1996, for a total cost of $564,000. This expenditure, along with payment of preferred stock dividends of $385,000, accounted for most of the 1997 use of cash. The Company does not expect to purchase additional common shares in Fiscal 1999.

         During 1997 the Company negotiated an extension of its credit agreement with its majority stockholder and its bank line of revolving credit. The existing arrangements were extended two years, to July 2000. The Company had $1.5 million of credit available under these agreements on June 30, 1998. The Company expects to have adequate cash flows from operations to meet all obligations in Fiscal 1999. Capital expenditures will be partially funded from cash flow, and partially financed under terms similar to those in 1998. The Company does not anticipate difficulty in obtaining any necessary financing for these expenditures.

Asset Purchase Agreement

         On September 8, 1998, the Company entered into an Asset Purchase Agreement (the "Agreement") with HydroChem Industrial Services, Inc. ("HydroChem") pursuant to which HydroChem plans to purchase substantially all of the Company's assets and assume substantially all of the Company's outstanding liabilities. The stated purchase price is approximately $29.8 million, with $25.8 million payable in cash at the closing and the remaining $4 million to be deposited into escrow and held pursuant to an Escrow Agreement (the "Escrow Agreement"); provided, however, that in the event that the net assets reflected on the Company's balance sheet at closing are greater or less than $5,353,593 (which was the total at June 30, 1998), any excess or deficiency shall be paid to the Company (in the case of an excess) or HydroChem (in the case of a deficiency) as an adjustment to the purchase price. The escrow funds will secure HydroChem's rights to indemnification, including indemnification with respect to certain potential environmental expenses and remediation cost and the collectibility of certain accounts receivable which are to be guaranteed by the Company. At such time as the Company delivers to HydroChem a certificate to the effect that the Company has completed environmental remediation as required by the Agreement (if any), an amount equal to $1 million, less the sum of (i) the aggregate cost of such environmental remediation and (ii) the aggregate amount of other claims of HydroChem subject to indemnification under the Agreement in excess of $3 million, shall be released to the Company from escrow. In addition, provided that any disputes existing on each of the first and second anniversaries of the Agreement, respectively, do not exceed specified amounts, then $1 million of the escrow funds will be released following each such anniversary, reduced in each instance by payments previously made in satisfaction of the Company's indemnification and guaranty obligations. If there are no claims by HydroChem against all or a portion of the escrow funds on the third anniversary of the Agreement, then the remaining escrow funds will be released to the Company. To the extent disputed claims do exist, an amount equal to the disputed amount will continue to be held in escrow until fully resolved. The escrowed funds will be HydroChem's sole recourse in connection with claims under the Agreement.

         The Company currently estimates that expenses of effecting the transaction and liquidating the Company over the next several years, including legal and accounting fees, income taxes (net of net operating loss carryforwards), and liabilities not assumed by HydroChem, will be approximately $3.8 million. As a result, the Company anticipates there will be approximately $22.0 million (exclusive of escrowed funds) available following payment of such expenses and liabilities. Of this amount, approximately $600,000 will be utilized to redeem outstanding employee stock options. Stock options will be redeemed at a price of $3.00 per option share less the exercise price thereof. Currently, options to purchase 387,280 shares are outstanding at a weighted average exercise price of $1.50 per share. All options, vested and unvested, are expected to be redeemed. In addition, approximately $5.6 million will be utilized to redeem the Company's outstanding preferred stock, all of which is held by Rollins Holding Company, Inc., which is an affiliate of the Company's largest common stockholder, Rollins Investment Fund, and of Joe Young, a director of the Company. The remaining amount, anticipated to be approximately $15.9 million, will be distributed to the Company's common stockholders as soon after the closing of the transaction as is practicable. Based on 7,906,617 shares of common stock outstanding on August 31, 1998, the initial amount expected to be distributed to shareholders is expected to be approximately $2.01 per share. Because of the duration of the Escrow Agreement, the Company does not plan to formally dissolve until all escrow funds have either been released to the Company or paid to HydroChem. As a result, the Company expects to maintain its corporate existence for at least three years following the closing of the transaction. As escrow funds, if any, are released to the Company, they will be distributed to the common stockholders.

         The transaction is subject to approval of the Company's stockholders; however, the Company has been informed by its largest common stockholder, Rollins Investment Fund, and by its sole preferred stockholder, Rollins Holding Company, Inc, which together represent sufficient votes to approve the transaction, that they intend to take action by written consent to approve the transaction. Upon receipt of such written consents, the Company will prepare and forward to each of its stockholders an information statement describing the transaction.

         HydroChem has agreed, effective as of the closing of the transaction, to offer employment to all employees of the Company (subject to satisfaction of HydroChem's standard conditions to employment) unless otherwise reasonably determined by HydroChem. The closing of the transaction is subject to several terms and conditions, including the receipt of third party or governmental consents, the material accuracy of all representations and warranties contained in the Agreement, and no material adverse changes in the financial condition of the Company.

         In addition to standard termination provisions such as those with respect to material breaches of the Agreement or conflicting laws, the Agreement may be terminated by HydroChem (i) at any time after December 31, 1998, if by that date, the conditions to HydroChem's performance under the Agreement have not been fulfilled or waived, (ii) at any time prior to the later of (A) the fifteenth business day after the delivery of exhibits and schedules or (B) the fifteenth business day after such date as HydroChem actually receives certain preliminary schedules, if HydroChem's general due diligence investigation of the Company or any subsidiary thereof discloses facts or circumstances which reflect in a material adverse way on the Company or any subsidiary thereof, (iii) if there has been a material adverse change in the Company or any subsidiary following the date of the Agreement. The Company may terminate the Agreement after December 31, 1998 if, by that date, the conditions to the Company's performance under the Agreement shall not have been fulfilled or waived. In the event of any termination of the Agreement as set forth above, there shall by no liability on the part of either HydroChem or the Company to the other, except for the material breach of any representation, warranty or covenant contained in the Agreement which is in the reasonable control of the party in breach.

         Following the closing of the transaction, the Company anticipates that it will be delisted from the Nasdaq Small-Cap Market. Following such delisting, there will be no trading market for the Company's common stock. As a result, stockholders may be unable to buy or sell shares of the Company's common stock and may be required to maintain their investment in the company until it has been dissolved.

         A copy of the Agreement, without exhibits, has been filed as Exhibit "2.1"to this Form 10-K, and is incorporated by reference herein.

Year 2000 Issue

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculations if a computer program recognizes a date of "00" as the year 1900 instead of 2000. The Company has assessed the Year 2000 issue with regard to its internal financial and operational systems as well as third parties with which the Company has material relationships.

         The Company has completed all significant remediation of Year 2000 issues for its internal financial and operational systems, including both information technology ("IT") systems and non-IT systems that include embedded technology such as microcontrollers. The total cost for this remediation effort was less than $100,000, and was expensed as incurred.

         The Company has identified third parties with which it has material relationships with respect to the Year 2000 issue. These parties are primarily large financial, telecommunication and information processing entities. All such third parties have reported to the Company that they are on schedule with their projects to remediate Year 2000 issues, and that they anticipate being Year 2000 compliant timely. The Company intends to continue to monitor the progress of these third parties and will develop contingency plans during Fiscal 1999 in the event one or more of these third parties fail to remediate their Year 2000 issues in such a way as to materially effect the operations of the Company. At this time the Company believes the risk of such third party failures having a material impact on the Company's operations is remote.

Accounting Standards

          During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income"("SFAS

No. 130"). SFAS No. 130 established standards for reporting and display of comprehensive income and its components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and is not expected to have a significant impact on the consolidated financial statements of the Company.

         During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 will be effective for the fiscal year ending June 30, 1999. As the adoption of SFAS No. 131 requires only additional disclosures, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

         In March 1998 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for financial statements for fiscal years beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on the Company's financial position or results of operations.

         In April 1998 the AICPA issued SOP 98-05, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities be expensed as incurred. This statement is effective for financial statements for fiscal years beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expenses as a cumulative effect of a change in accounting principle when the statement is adopted. The impact of this new standard is not expected to have a significant effect on the Company's financial position or results of operations.

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for fiscal years beginning after June 15, 1999. The Company plans to adopt this statement at the beginning of fiscal 2000. This statement is not expected to have a material impact on the Company's financial position or results of operations.

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

                  Valley Systems, Inc. and Subsidiaries:
                      Report of Independent Accountants.
                      Consolidated Balance Sheets at June 30, 1998 and 1997. Consolidated Statements of Income for the years ended June 30, 1998, 1997 and 1996. Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996.
                      Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996.
                      Notes to Consolidated Financial Statements.

     (2)          Exhibits

No.        Description of Exhibit
---        ----------------------
2.1 Asset Purchase Agreement between Registrant and HydroChem Industrial Services, Inc. dated September 9, 1998 (19)
3.1    Restated Certificate of Incorporation of Registrant. (1)
3.2    Certificate of Amendment of Certificate of  Incorporation  of Registrant.
       (16)
3.3    By-laws of Registrant (as amended). (16)
4.1 Form of Designation of Rights and Preferences of the Series A Preferred Stock. (1)
4.2 Form of Designation of Rights and Preferences of the Series B Preferred Stock. (1)

No.        Description of Exhibit
---        ----------------------
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

No.        Description of Exhibit
---        ----------------------
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

--------------------------------------------------------------------------------

(1) Hereby incorporated by reference to the filing of the Registrant's Registration Statement on Form S-1 declared effective by the SEC on June 11, 1991.
(2) Hereby incorporated by reference to the filing of the Schedule 13D of Rollins Investment Fund, dated December 20, 1991.
(3) Hereby incorporated by reference to the filing of the Schedule 13D of Rollins Investment Fund, dated June 18, 1992.
(4) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated August 10, 1992.
(5) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated October 30, 1992.
(6) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated November 6, 1992.
(7) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated December 21, 1992.
(8) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated July 30, 1993.
(9) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 24, 1993.
(10) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated July 9, 1993.
(11) Hereby incorporated by reference to the filing of the Registrant's Form 10-Q dated February 11, 1994.
(12) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated June 29, 1994.
(13) This is a compensatory plan or arrangement.
(14) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated September 2, 1994.
(15) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 26, 1994.
(16) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 25, 1995.
(17) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 24, 1996.
(18) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 22, 1997.
(18) Included as an exhibit in this Form 10-K.


Reports on Form 8-K filed during the three months ended June 30, 1998

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



     Signature                         Title                        Date
     ---------                         -----                        ----
\s\  Ed Strickland          President and Chief
                            Executive Officer                 September 25, 1998

\s\  Dennis D. Sheets       Vice President, Chief Financial
                            Officer, Treasurer and Secretary  September 25, 1998

\s\  Allen O. Kinzer        Director                          September 25, 1998

\s\  Joe M. Young           Director                          September 25, 1998

                      VALLEY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                        Number

REPORT OF INDEPENDENT ACCOUNTANTS                                         22

CONSOLIDATED BALANCE SHEETS - June 30, 1997 and 1996                      23

CONSOLIDATED STATEMENTS OF INCOME - Years ended June
    30, 1997, 1996 and 1995                                               24

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Years
    ended June 30, 1997, 1996 and 1995                                    25

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years ended
    June 30, 1997, 1996 and 1995                                          26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             27-34

     All schedules are omitted because they are not required under the instructions, are inapplicable, or the information is included elsewhere in the financial statements.

Report of Independent Accountants



To the Stockholders of
 Valley Systems, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Valley Systems, Inc. and Subsidiaries (the "Company") at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP



Cleveland, Ohio
August 27, 1998, except for Note 13, as to which the date is September 9, 1998

                     VALLEY SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             June 30, 1998 and 1997

                                                         1998           1997
                                                    ------------   ------------
                        ASSETS
Current assets:
     Cash                                            $   207,492    $   200,093
     Accounts receivable                               5,740,394      5,638,350
     Prepaid supplies                                    522,992        469,839
     Prepaid expenses                                    155,439        160,772
                                                    ------------   ------------
        Total current assets                           6,626,317      6,469,054

Property and equipment, net                            8,896,650      7,551,004
Intangible assets                                        411,000        548,000
                                                    ------------   ------------
             Total assets                            $15,933,967    $14,568,058
                                                    ============   ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $   726,054    $   971,611
     Accrued expenses                                  1,610,470      1,428,834
     Current portion of long-term debt                   659,257        495,929
                                                    ------------   ------------
        Total current liabilities                      2,995,781      2,896,374
Long-term debt                                         7,584,593      7,235,120
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, $.10 par value; authorized
        2,000,000 shares, issued and outstanding
        55,000 shares                                      5,500          5,500
     Common stock, $.01 par value; authorized
        12,000,000 shares, issued and outstanding
        8,512,073 shares                                  85,121         85,121
     Paid-in capital                                  26,786,040     26,786,040
     Accumulated deficit                             (20,840,060)   (21,757,089)
     Treasury stock, at cost, 605,456 shares            (683,008)      (683,008)
                                                    ------------   ------------
                                                       5,353,593      4,436,564
                                                    ------------   ------------

    Total liabilities and stockholders' equity       $15,933,967    $14,568,058
                                                    ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     VALLEY SYSTEMS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                for the years ended June 30, 1998, 1997 and 1996

                                            1998        1997           1996
                                     ------------   ------------   ------------
Sales                                 $24,431,385    $23,088,298    $21,874,776
Cost of sales                          15,391,490     14,529,554     15,021,953
                                     ------------   ------------   ------------
     Gross profit                       9,039,895      8,558,744      6,852,823
Selling, general and
  administrative expenses               7,144,739      7,267,973      7,254,467
Interest expense                          593,127        592,024        571,700
                                     ------------   ------------   ------------
Income (loss) from operations
  before gain on settlement of
  litigation and income taxes           1,302,029        698,747       (973,344)

Gain on settlement of litigation                -        752,236              -
                                     ------------   ------------   ------------
Income (loss) from operations
  before income taxes                   1,302,029      1,450,983       (973,344)

Income taxes                                    -              -              -
                                     ------------   ------------   ------------
     Net income (loss)                $ 1,302,029    $ 1,450,983    $  (973,344)
                                     ============   ============   ============
Net earnings per common share:
   Basic                              $       .12    $       .13    $      (.16)
                                     ============   ============   ============
   Assuming dilution                  $       .12    $       .13    $      (.16)
                                     ============   ============   ============
Weighted average shares used in
  computation - basic and diluted       7,906,617      8,203,069      8,490,111
                                     ============   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     VALLEY SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996


              Preferred  Common   Paid-In    Accumulated   Treasury
               Stock(1) Stock(2)  Capital      Deficit       Stock      Total
               -------- ------- ----------- ------------- ---------- ----------
Balance, June
 30, 1995        $7,500 $85,121 $26,784,040 $(21,464,729) $       -  $5,411,932
Purchase of
 treasury stock                                            (118,638)   (118,638)
Retirement of
 Series B
 preferred stock (2,000)              2,000                                   -
Net loss                                        (973,344)              (973,344)
Series C
 preferred
 dividends                                      (288,749)              (288,749)
                 ------ ------- ----------- ------------- ---------- ----------
Balance, June
 30, 1996         5,500  85,121  26,786,040  (22,726,822)  (118,638)  4,031,201
Purchase of
 treasury
 stock                                                     (564,370)   (564,370)
Net income                                     1,450,983              1,450,983
Series C
 preferred
 dividends                                      (481,250)              (481,250)
                 ------ ------- ----------- ------------- ---------- ----------
Balance, June
 30, 1997         5,500  85,121  26,786,040  (21,757,089)  (683,008)  4,436,564

Net income                                     1,302,029              1,302,029
Series C
 preferred
 dividends                                      (385,000)              (385,000)
                 ------ ------- ----------- ------------- ---------- ----------
Balance, June
 30, 1998        $5,500 $85,121 $26,786,040 $(20,840,060) $(683,008) $5,353,593
                 ====== ======= =========== ============= ========== ==========

    (1)  Share amounts are equivalent to ten times dollar amounts.
    (2)  Share amounts are equivalent to one hundred times dollar amounts.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Valley Systems, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                for the years ended June 30, 1998, 1997 and 1996

                                                1998        1997        1996
                                             ----------  ----------  ----------
Cash flows from operating activities:
 Net income (loss)                           $1,302,029  $1,450,983  $ (973,344)
 Adjustments to reconcile net income
  (loss) to cash provided by operating
  activities:
    Depreciation and amortization             2,758,868   3,138,326   3,516,986
    Gain on disposition of property
      and equipment                             (66,083)     (5,784)     (6,865)
    (Increase) decrease in assets:
       Accounts receivable                     (102,044)   (953,631)   (658,313)
       Prepaid supplies                         (53,153)    (26,393)     16,143
       Prepaid expenses                           5,333      32,815      18,922
    Increase (decrease) in liabilities:
       Accounts payable                        (245,557)    214,939     218,840
       Accrued expenses                         181,636  (1,251,382) (1,531,797)
                                             ----------  ----------  ----------
    Cash provided by operating activities     3,781,029   2,599,873     600,572
                                             ----------  ----------  ----------
Cash flows from investing activities:
 Additions to property and equipment         (2,295,049) (1,665,092) (2,547,375)
 Proceeds from dispositions of property
  and equipment                                 240,092     148,240      99,541
                                             ----------  ----------  ----------
    Cash used by investing activities        (2,054,957) (1,516,852) (2,447,834)
                                             ----------  ----------  ----------
Cash flows from financing activities:
 Net (payments) borrowings from
  revolving line of credit                   (1,467,355)    583,403   2,911,279
 Payments of other long-term debt              (252,394)   (603,060)   (702,810)
 Additional borrowings of long-term debt        386,076           -           -
 Payments of preferred stock dividends         (385,000)   (385,000)   (385,000)
 Purchase of treasury stock                           -    (564,370)   (118,638)
                                             ----------  ----------  ----------
    Cash (used in) provided by
      financing activities                   (1,718,673)   (969,027)  1,704,831
                                             ----------  ----------  ----------
Increase (decrease) in cash                       7,399     113,994    (142,431)
Cash at beginning of year                       200,093      86,099     228,530
                                             ----------  ----------  ----------

Cash at end of year                          $  207,492  $  200,093  $   86,099
                                             ==========  ==========  ==========
Cash paid for:
 Interest                                     $ 589,340   $ 592,024   $ 571,700
Non-cash investing activities:
 Property and equipment acquired with
  capital leases                             $1,846,474
Non-cash financing activities:
 Reclassification of payments from
  former directors and officers                                      $1,017,000
 Preferred stock dividends accrued                         $ 96,250


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       Accounts Receivable: The Company's customers are located primarily throughout the United States. The Company monitors potential credit losses and such losses have been within management's expectations. Accounts receivable which become uncollectible are written off against operations at the time they are deemed to be worthless. The total uncollectible accounts charged to operations for the years ended June 30, 1998, 1997 and 1996 were $14,000, $51,000, and $6,000, respectively. The allowance for doubtful accounts was $125,000 at June 30, 1998 and 1997.

       Prepaid Supplies: Prepaid supplies consist of item to be used in operations, and are stated at the lower of cost (first in, first out) or market.

       Property and Equipment: Property and equipment are stated at cost. The Company uses the straight-line method of depreciation for financial reporting purposes. For income tax purposes, depreciation is computed by either the accelerated or modified cost recovery methods. The estimated useful lives for financial reporting purposes are as follows:

                   Building and leasehold improvements       7 to 20 years
                   Automobiles and trucks                    3 to 7 years
                   Equipment                                 3 to 7 years
       The cost and related accumulated depreciation of assets retired, sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current years' results of operations.

       Income Taxes: Deferred income taxes are provided to reflect the tax effects of temporary differences between financial and tax reporting, principally related to depreciation.

       Intangible Assets: Intangible assets include the cost of certain patents, technology, trademarks, and a non-compete agreement. These items are being amortized to operations on a straight-line basis over 10 years, the period in which the economic benefits are estimated to be realized. Accumulated amortization amounted to $959,000 and $822,000 as of June 30, 1998 and 1997, respectively.

       Income (Loss) Per Common Share: In February 1997 the FASB issued Statement No. 128, "Earnings Per Share" ("FAS No. 128"). FAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It replaces the presentations of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the basic EPS computation to the diluted EPS calculation. FAS No. 128 is effective for financial statements for periods ending after December 15, 1997.

       Earnings per share of common stock for the periods ended June 30, 1998 have been calculated according to the guidelines of FAS No. 128. Earnings per share of common stock for the periods ended June 30, 1997 and 1996 have been restated to conform to FAS No. 128.

       Basic earnings per common share are computed by dividing net income less preferred stock dividend requirements ($385,000 per year for all periods presented) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share do not vary from basic earnings per share for any of the periods presented because there were no dilutive potential shares of common stock outstanding. The dilutive effect of outstanding potential shares of common stock is computed using the treasury stock method.

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

       Fair Value of Financial Instruments: The carrying values of accounts receivable and short-term borrowings represent reasonable estimates of the fair values of these instruments due to their short maturities. The fair value of long-term debt is estimated by discounting the future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities. The estimated fair values of the long-term debt at June 30, 1998 approximated its carrying values.

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

       During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No.131"). SFAS No. 131 will be effective for the fiscal year ending June 30, 1999. As the adoption of SFAS No. 131 requires only additional disclosures, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

       In March 1998 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for financial statements for fiscal years beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on the Company's financial position or results of operations.

       In April 1998 the AICPA issued SOP 98-05, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities be expensed as incurred. This statement is effective for financial statements for fiscal years beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expenses as a cumulative effect of a change in accounting principle when the statement is adopted. The impact of this new standard is not expected to have a significant effect on the Company's financial position or results of operations.

       In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for fiscal years beginning after June 15, 1999. The Company plans to adopt this statement at the beginning of fiscal 2000. This statement is not expected to have a material impact on the Company's financial position or results of operations.

       Reclassifications: Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

 3.    Property and Equipment:

       Property and equipment consist of the following:

                                                         1998           1997
                                                     -----------    -----------
          Land                                       $   420,683    $   184,759
          Building and leasehold improvements          1,032,752        580,000
          Automobiles and trucks                       8,600,072      9,753,233
          Equipment                                    8,637,151      7,470,264
          Equipment in progress and parts                199,538        339,293
                                                     -----------    -----------
                                                      18,890,196     18,327,549
          Less accumulated depreciation
            and amortization                           9,993,546     10,776,545
                                                     -----------    -----------
                                                     $ 8,896,650    $ 7,551,004
                                                     ===========    ===========

       Included in property and equipment are assets under capital leases of $3,618,000 and $2,151,000 with related accumulated depreciation of $1,230,000 and $1,481,000 as of June 30, 1998 and 1997, respectively.

       The Company incurred repairs and maintenance costs on property and equipment of approximately $1,350,000, $1,450,000 and $1,850,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

 4.    Accrued Expenses:

       Accrued expenses consist of the following:
                                                          1998           1997
                                                     -----------    -----------
          Accrued payroll and compensation           $   927,000    $   819,000
          Accrued payroll taxes, workers
           compensation insurance and other
           employee benefits                             373,000        184,000
          Accrued preferred stock dividends               96,250         96,250
          Other accrued liabilities                      214,220        329,584
                                                     -----------    -----------
                                                     $ 1,610,470    $ 1,428,834
                                                     ===========    ===========


 5.    Long-Term Debt:

       Long-term debt is comprised of the following:
                                                          1998           1997
                                                     -----------    -----------
          Capitalized leases (A)                     $ 2,114,640    $   521,151
          Revolving loan - bank (C)                    5,742,543      7,209,898
          Mortgage loan - bank (D)                       386,667              -
                                                     -----------    -----------
                                                       8,243,850      7,731,049
          Less: current portion of long-term debt        659,257        495,929
                                                     -----------    -----------
                                                     $ 7,584,593    $ 7,235,120
                                                     ===========    ===========

       A. Capitalized leases are due in monthly installments ranging from $4,000 to $15,000 and bear interest of 8.5%.

       B. The Company has a loan agreement with its majority stockholder, which expires in 2000 and provides a total credit facility to the Company as follows:

                      Through July 1999:                        $9,000,000
                      August 1999 through July 2000:            $8,000,000

              This facility may be utilized by borrowings at .5% over the prime rate (payable quarterly) or, at the Company's option, by having the stockholder provide bank letters of credit which the Company can utilize as collateral for other obligations. The Company reimburses the stockholder for the actual cost of the letters of credit. This loan agreement is collateralized by essentially all assets of the Company, and prohibits payments of common stock dividends. At June 30, 1998, there are no loans outstanding under this facility, and the stockholder has issued $8,280,000 in bank letters of credit, leaving $720,000 of the facility available to the Company.

       C. This obligation represents borrowings under a $7,500,000 revolving loan agreement with a bank. The loan bears interest at 1.7% below the prime rate (6.80% at June 30, 1998), payable monthly, and is collateralized by a bank letter of credit provided by the Company's majority shareholder under the loan agreement described in B. above. This revolving loan agreement decreases to $6,500,000 in July 1999 and expires July 2000.

       D. Mortgage loan payable in monthly installments of $2,778 plus interest on the outstanding balance at the prime rate (8.5% at June 30, 1998), due September 2007. The Company's headquarters facility is pledged as security for this loan.

              The  aggregate  maturities  on  the  aforementioned  debt  are  as follows:
                                 Year Ended June 30
                                        1999              $   659,000
                                        2000                  369,000
                                        2001                6,143,000
                                        2002                  434,000
                                        2003                  428,000
                                        Thereafter            210,850
                                                         ------------
                                                          $ 8,243,850
                                                         ============
 6.    Income Taxes:

       The income tax provision for the three years ended June 30, 1998 is comprised of the following amounts:

                                                             1998   1997   1996
                                                            -----  -----  -----
          Current:
            Federal                                         $  -   $  -   $  -
                                                            =====  =====  =====

          Statutory rate                                     34 %   34 %   (34)%
          Operating loss utilized                           (34)   (34)
          Operating loss not utilizable                                     34
                                                            -----  -----  -----
          Effective rate                                      - %    - %    - %
                                                            =====  =====  =====

       Deferred federal income taxes reflect the impact for financial statement reporting purposes of temporary differences between the financial statement and tax basis of assets and liabilities. At June 30, 1998 and 1997, the components of the net deferred tax assets and liabilities were as follows:

                                                          1998           1997
                                                     -----------    -----------
          Deferred tax assets:
           Allowance for doubtful accounts           $    50,000    $    50,000
           Vacation accrual                              144,000        140,000
           Net operating loss carryforwards            7,654,878      8,026,232
           Other                                         164,912        123,253
                                                     -----------    -----------
                                                       8,013,790      8,339,485
          Deferred tax liabilities:
           Basis difference in fixed assets             (596,930)      (549,523)
                                                     -----------    -----------
          Net deferred tax assets                      7,416,860      7,789,962
          Valuation allowance                         (7,416,860)    (7,789,962)
                                                     -----------    -----------
               Net deferred taxes recognized         $         -    $         -
                                                     ===========    ===========


       The  Company  has   approximately   $19,100,000  of  net  operating  loss
       carryforwards for future years, which cannot be utilized to create tax refunds. Such amounts begin to expire in the year 2005.

 7.    Commitments:

       The Company has various capital and operating leases in effect for equipment, vehicles and facilities with initial terms ranging from one month to five years with renewal options generally being available. Minimum commitments under all capital and operating leases at June 30, 1998 are as follows:

                                                        Capital      Operating
                                                     -----------    -----------
         1999                                        $   755,504     $  170,000
         2000                                            454,699        142,000
         2001                                            454,699         47,000
         2002                                            454,699         24,000
         2003                                            412,202          2,000
                                                     -----------    -----------
         Total minimum lease payments                  2,531,803     $  385,000
                                                                    ===========
         Less amount representing interest               417,163
                                                     -----------
         Total present value of capital
           obligation                                  2,114,640
         Less current portion                            617,035
                                                     -----------
             Long-term obligation under
              capital leases                         $ 1,497,605
                                                     ===========

       Operating lease expense amounted to $379,000, $441,000 and $364,000 for the years ended June 30, 1998, 1997 and 1996, respectively.


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

 9.    Major Customers:

       The following table shows the percentage of total sales made to major customers for each fiscal year:
                                              1998          1997          1996
                                              ----          ----          ----
                  Customer A                    9%            6%           10%
                  Customer B                    7%           13%           14%
                  Customer C                    7%            6%            5%

10.    Stockholders' Equity:

       A. At June 30, 1995, there were 20,000 shares of Series B Preferred Stock outstanding. These shares were transferred to the Company in 1996 as part of a settlement of litigation, and were then retired.

       B. In September 1994, the Company issued 55,000 shares of Series C Preferred Stock to its majority stockholder, which then transferred them to an affiliate. Each share of the Series C Preferred Stock is entitled to a cumulative annual dividend of $7.00, payable quarterly. The proceeds from the sale of the preferred shares totaled $5.5 million; $3.0 million in the conversion of debt for equity and $2.5 million of cash. In the event the Company is merged or consolidated such that the majority shareholder no longer holds a controlling interest in the surviving or resulting entity, the preferred stock must be redeemed and retired for $5.5 million plus any accrued and unpaid cumulative dividends.

11.    Stock Options and Warrants:

       A. In 1991, the Company adopted a stock option plan. Up to 400,000 shares of common stock may be issued under the plan. Outstanding options on June 30, 1998 were as follows:

                                     Shares
                             -----------------------
               Option Price    Total     Exercisable   Expiration Date
               ------------  --------    -----------   ---------------
                 $3.00         10,000       10,000           2001
                 $1.50         22,080       22,080           2001
                 $1.50         40,500       40,500           2002
                 $1.50        217,000      130,200           2004
                 $1.50         37,700        7,540           2006
                 $1.50         20,000        4,000           2007
                             --------     --------
                              347,280      214,320
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


       E. In 1998, 1997 and 1996, respectively, options to purchase 46,700, 24,000 and 18,300 shares of common stock were forfeited.


       F. The Company has elected to adopt the "disclosure-only" provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), with no compensation cost recognized for options granted at or above market value. For SFAS No. 123, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998 and 1997: (a) risk-free interest rates of 6.40% to 7.04%; (b) no dividend yield in either year; (c) expected terms of 8 years; and (d) volatility of 95%.


             If the Company had elected to recognize the compensation cost of its stock option plan based on the fair value of the awards under that plan in accordance with SFAS No. 123, net income would have increased to $1,383,952 ($.13 per common share, assuming dilution) for the year ended June 30, 1998 and reduced to $1,306,346 ($.11 per common share, assuming dilution) for the year ended June 30, 1997.


       G. At June 30, 1998, warrants to purchase shares of the Company's common stock were outstanding as follows:

             Warrant
             Price          Shares     Expiration Date
             $  3.09     2,314,000     May 2000
             $ 15.00       100,000     September 2001

12.    Employee Benefit Plan:

       In 1991, the Company adopted a 401(k) plan that covers substantially all employees. The plan is a discretionary plan in that the Company may or may not make contributions to the plan. The Company did not contribute to the plan during the three years ended June 30, 1998.

13.    Subsequent Event:

       On September 9, 1998 the Company entered into an Asset Purchase Agreement whereby essentially all assets of the Company will be sold to, and substantially all liabilities of the Company will be assumed by, HydroChem Industrial Services, Inc. The purchase price for these assets and liabilities is $29.8 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction is expected to close in the second quarter of the fiscal year ended June 30, 1999.