Form 10-Q
period 1998-09-30
VALLEY SYSTEMS INC
filed 1998-10-29
CIK 873571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                         Commission file number: 0-19343


                              VALLEY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           State of incorporation: Delaware          FEIN: 34-1493345

        11580 Lafayette Drive NW, Canal Fulton, Ohio 44614 (330) 854-4526
          (Address and telephone number of principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


Number of shares outstanding at October 01, 1998:

                     Common Stock, $.01 par value: 7,906,617

PART 1 -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                      Valley Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                       September
                                                        30, 1998      June 30,
                    ASSETS                            (unaudited)       1998
                                                      -----------   -----------
Current assets:
   Cash                                               $    48,916   $   207,492
   Accounts receivable                                  7,163,059     5,740,394
   Prepaid supplies                                       550,833       522,992
   Prepaid expenses                                       265,064       155,439
                                                      -----------   -----------
       Total current assets                             8,027,872     6,626,317
Property and equipment                                  9,794,261     8,896,650
Intangible assets                                         376,750       411,000
                                                      -----------   -----------
       Total assets                                   $18,198,883   $15,933,967
                                                      ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $   722,304   $   726,054
   Accrued expenses                                     1,756,807     1,610,470
   Current portion of long-term debt                      845,425       659,257
                                                      -----------   -----------
       Total current liabilities                        3,324,536     2,995,781
Long-term debt                                          8,589,720     7,584,593
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.10 par value;
     authorized 2,000,000 shares, issued
     and outstanding 55,000 shares                          5,500         5,500
   Common stock, $.01 par value;
     authorized 12,000,000 shares,
     issued and outstanding 8,512,073 shares               85,121        85,121
   Paid-in capital                                     26,786,040    26,786,040
   Accumulated deficit                                (19,909,026)  (20,840,060)
   Treasury stock, at cost, 605,456 shares               (683,008)     (683,008)
                                                      -----------   -----------
                                                        6,284,627     5,353,593
                                                      -----------   -----------
       Total liabilities and stockholders' equity     $18,198,883   $15,933,967
                                                      ===========   ===========

                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                         Three months ended
                                                            September 30
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
Sales                                                $ 7,597,337    $ 5,855,953
Cost of sales                                          4,643,927      3,656,139
                                                     -----------    -----------
    Gross profit                                       2,953,410      2,199,814
Selling, general, and
  administrative expenses                              1,785,594      1,741,102
Interest expense                                         140,532        154,219
                                                     -----------    -----------
Income before income taxes                             1,027,284        304,493
Income taxes                                                   -              -
                                                     -----------    -----------
     Net income                                      $ 1,027,284    $   304,493
                                                     ===========    ===========
Net income per common share:
      Basic and diluted                              $       .12    $       .03
                                                     ===========    ===========
Weighted average shares
  used in computation                                  7,906,617      7,906,617
                                                     ===========    ===========


                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Three months
                                                         ended September 30
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
Cash flows from operating activities:
  Net income                                         $ 1,027,284     $  304,493
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
     Depreciation and amortization                       720,122        710,698
     (Gain) loss on disposition of
       property and equipment                               (600)         4,311
     (Increase) decrease in assets:
        Accounts receivable                           (1,422,665)       266,288
        Prepaid supplies                                 (27,841)           129
        Prepaid expenses                                (109,625)      (161,575)
     Increase (decrease) in liabilities:
        Accounts payable                                  (3,750)      (301,682)
        Accrued expenses                                 146,337       (228,751)
                                                     -----------    -----------
           Cash provided by operating activities         329,262        593,911
                                                     -----------    -----------
Cash flows from investing activities:
  Additions to property and equipment                 (1,583,483)      (724,984)
  Proceeds from dispositions of property
   and equipment                                             600         35,737
                                                     -----------    -----------
           Cash used by investing activities          (1,582,883)      (689,247)
                                                     -----------    -----------
Cash flows from financing activities:
  Net borrowings (payments) under revolving
   line of credit                                        179,618       (162,540)
  Additional long-term borrowings                      1,088,403        400,000
  Payments of long-term debt                             (76,726)      (112,968)
  Payment of dividends                                   (96,250)       (96,250)
                                                     -----------    -----------
           Cash provided by financing activities       1,095,045         28,242
                                                     -----------    -----------
Decrease in cash                                        (158,576)       (67,094)
Cash at beginning of year                                207,492        200,093
                                                     -----------    -----------
Cash at end of period                                $    48,916     $  132,999
                                                     ===========    ===========


                 See notes to consolidated financial statements.

                      Valley Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.       BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K dated September 25, 1998 for the years ended June 30, 1998.

     The financial statements for the periods ended September 30, 1998 and 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.   INCOME TAXES:

     The provisions for income taxes for the periods presented vary from the customary relationship with pre-tax income due to utilization of net operating loss carryforwards.

3.  CONTINGENCIES:

     The Company is involved in various litigation arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not have a material effect on the Company's operations, cash flows or financial position.

4.  INCOME PER COMMON SHARE:

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

Three months ended September 30, 1998 as compared to the three months ended September 30, 1997:

Sales in the three months ended September 30, 1998 increased by $1.7 million, or 30%, from the comparable period in 1997. The increase was partially attributable to the vacuum and waterblast contract with FirstEnergy Corp that was awarded to the Company in May 1998. Revenues from this contract began in late June 1998.
The sales increase also resulted from the Company's work in New York abating lead paint on the exterior of masonry buildings.

The FirstEnergy Corp. work had a significant effect on the mix of revenues in the three primary service lines of the Company. Vacuum and waterblasting sales increased by 31% and 35%, respectively, from 1997. Ultra-high pressure sales decreased by 7% in 1998 and represented 40% of total sales for the quarter, as opposed to 49% in 1997. Despite this drop in what has historically been the Company's most profitable service line, the Company's gross margin in 1998 increased to 39% of sales from 38% in 1997. Increased labor costs in 1998 resulting from the higher volumes of vacuum and waterblast sales were more than offset by lower repair and maintenance costs overall.

Selling, general and administrative expenses increased by $44,000, or 3%, in 1998 from 1997, and amounted to 24% of sales in the current quarter compared to 30% in the prior year. Interest expense decreased 9% in 1998 from 1997, and amounted to 2% and 3% of sales, respectively.

The Company had net income of $1 million in the quarter ended September 30, 1998, or $.12 per share (basic and diluted). This is an increase of 237% over the comparable period in 1997, which had net income of $300,000, or $.03 per share (basic and diluted).

LIQUIDITY AND CAPITAL RESOURCES:

Working capital increased from $3.6 million at June 30, 1998 to $4.7 million at September 30, 1998. Most of this increase is attributable to higher accounts receivable resulting from increased sales in the first quarter of fiscal 1999 from the fourth quarter of the year ended June 30, 1998. Cash provided from operating activities decreased from $594,000 in the quarter ended September 30, 1997 to $329,000 in the comparable period in 1998. Higher net income in 1998 was more than offset by the increase in accounts receivable. This is entirely due to increased sales, as the days' sales outstanding has not changed materially from September 30, 1997 to September 30, 1998.

Additions to property and equipment totaled $1.6 million in 1998, compared to $700,000 in 1997. The increased capital spending is for new equipment, primarily vacuum trucks used to perform the FirstEnergy Corp. work. Five-year capital leases with interest at 8.5% financed $1.1 million of the additions. The remainder was purchased from working capital.

At September 30, 1998 the Company had $1.6 million of credit available under its revolving line of credit that expires in July 2000. Capital expenditures for the remainder of fiscal 1999 will be partially funded with capital leases under terms similar to those described above, and partially by working capital. The Company does not anticipate difficulty in obtaining any necessary financing for these expenditures. The Company expects to have adequate cash flows from operations to meet all obligations when due.

ASSET PURCHASE AGREEMENT:

As disclosed in the Company's Form 10-K dated September 25, 1998 and a Preliminary Copy of a Schedule 14c Information Statement filed on October 13, 1998, the Company entered into an Asset Purchase Agreement on September 8, 1998 with HydroChem Industrial Services, Inc. ("HydroChem") pursuant to which HydroChem plans to purchase substantially all of the Company's assets and assume substantially all of the Company's outstanding liabilities. This transaction is expected to close in December 1998.

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

The Company has identified third parties with which it has material relationships with respect to the Year 2000 issue. These parties are primarily large financial, telecommunication and information processing entities. All such third parties have reported to the Company that they are on schedule with their projects to remediate Year 2000 issues, and that they anticipate being Year 2000 compliant on a timely basis. The Company intends to continue to monitor the progress of these third parties and will develop contingency plans during Fiscal 1999 in the event one or more of these third parties fail to remediate their Year 2000 issues in such a way as to materially affect the operations of the Company. At this time the Company believes the risk of such third party failures having a material impact on the Company's operations is remote.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                  Not Applicable.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
                  None.

Item 2.  Changes In Securities And Use Of Proceeds
                  Not Applicable.

Item 3.  Defaults Upon Senior Securities
                  Not Applicable.

Item 4.  Submission Of Matters To A Vote Of Security Holders
                  Not Applicable.

Item 5.  Other Information
                  None.

Item 6.  Exhibits And Reports On Form 8-K

(a)      Exhibits:

2.1 Asset Purchase Agreement between the Company and HydroChem Industrial Services, Inc.(filed as Exhibit 2.1 to the Company's Form 10-K dated September 28, 1998, and incorporated herein by reference)

3.1      Restated  Certificate of Incorporation of the Company (filed as Exhibit
         3.1  to  the  Company's  Registration   Statement   on  Form  S-1,  and
         incorporated herein by reference)

3.2 Certificate of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Form 10-K dated September 25, 1995, and incorporated herein by reference)

3.3 Bylaws of the Company, as amended, (filed as Exhibit 3.2 to the Company's Form 10-K dated September 25, 1995, and incorporated herein by reference)

27       Financial Data Schedule

(b)      No reports on Form 8-K were filed during the period.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Valley Systems, Inc.


Date:  October 29, 1998           By: \s\ Ed Strickland
                                          Ed Strickland
                                          President and Chief Executive Officer


Date:  October 29, 1998           By: \s\ Dennis D. Sheets
                                          Dennis D. Sheets
                                          Chief Financial Officer