Form 10-K/A
period 1998-06-30
VALLEY SYSTEMS INC
filed 1998-12-04
CIK 873571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

                  11580 Lafayette Drive, NW, Canal Fulton, Ohio
                      44614 (Address of principal executive
                               offices)(zip code)

       Registrant's telephone number, including area code: (330) 854-4526

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K. [   ]

         As of August 31, 1998: (a) 7,906,617 shares of Common Stock, $.01 par value, of the registrant were outstanding; (b) 2,072,872 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $2,202,427, based on the closing sale price of $1.0625 per share on August 31, 1998.

         The Registrant is hereby filing Amendment No. 1 to Form l0-K for the fiscal year ended June 30, 1998, for the purpose of filing Exhibits 10.25 and
21.1 and removing the "X" from the box on the cover page which indicates that no
Item 405 disclosure has been made.


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

         (2)   Exhibits

No.      Description of Exhibit

2.1 Asset Purchase Agreement between Registrant and HydroChem Industrial Services, Inc. dated September 8, 1998 (19)
3.1  Restated Certificate of Incorporation of Registrant. (1)
3.2  Certificate of Amendment of Certificate of Incorporation of Registrant.(16)
3.3  By-laws of Registrant (as amended). (16)
4.1 Form of Designation of Rights and Preferences of the Series A Preferred Stock. (1)
4.2 Form of Designation of Rights and Preferences of the Series B Preferred Stock. (1)
4.3 Certificate of Designation of Rights and Preferences of Series C Preferred Stock. (15)
4.4  Specimen Certificate of Common Stock. (1)
4.5  Form of Underwriter's Warrant Agreement. (1)
4.6  1991 Stock Option Plan, and Form of Agreement. (1)(13)
4.7 Warrant Grant Agreement dated June 2, 1994 between the Registrant and Rollins Investment Fund. (14)
10.1 Employment Agreement, dated as of March 13, 1991, between the Registrant and Eugene R. Valentine. (1)
10.2 Business Development Contract between the Registrant and the Aberlyn Group, Inc. dated as of October 1, 1990. (1)
10.3 Agreement and Undertaking dated April 29, 1991 by and among the Registrant, Eugene R. Valentine, Aberlyn Group, Inc., Lawrence Hoffman and Robert M. Rubin. (1)
10.4 Form of Voting Trust Agreement between Eugene R. Valentine and the Aberlyn Group, Inc. (1)
10.5 Letter dated March 15, 1991, to Aberlyn Group, Inc., respecting sale of Common Stock to Consultant in certain events. (1)
10.6 Lease between the Registrant and Eugene R. Valentine and Cynthia J. Valentine dated as of November 1, 1988 as amended in March 1991. (1)
10.7 Securities Purchase Agreement dated December 16, 1991 between Rollins Investment Fund ("RIF") and the Registrant. (2)
10.8 Stock Purchase Agreement, dated June 12, 1992, among Eugene R. Valentine, Nicholas J. Pace and Rollins Investment Fund. (3)
10.9 Reorganization Agreement dated July 31, 1992 between Registrant and the stockholders of BMW Industrial Services, Inc., and exhibits thereto. (4)

10.10 Agreement dated July 31, 1992 between Registrant and Power City Industrial Services, Inc. (4)
10.11 Loan Agreement from Rollins Investment Fund to Eugene R. Valentine and Cynthia J. Valentine, dated October 14, 1992. (5)
10.12 Loan Agreement from Eugene R. Valentine to Registrant, dated October 16, 1992. (5)
10.13 Standby and Subordination  Agreement  from Eugene R. Valentine and Cynthia
      J. Valentine to Fifth Third Bank. (5)
10.14 Credit and Security Agreement dated December 30, 1991 by and among the Fifth Third Bank, the Registrant, Valley Systems of Ohio, Inc. and Diversified Specialty Enterprises, Inc. (6)
10.15 Lease agreements between Munco Development Company and the Registrant with respect to leases of office space at Crescent Pointe Building, Canton, Ohio. (6)
10.16 Amendment No.1, dated as of November 16, 1992, to the Credit and Security Agreement, dated as of December 31, 1991, by and between Registrant and the Fifth Third Bank. (7)
10.17 Amendment No. 2, dated as of July 20, 1993, to the Credit and Security Agreement, dated as of December 30, 1991, by and between the Registrant and the Fifth Third Bank. (8)
10.18 Equipment Lease Agreement and Riders No. 1 & No. 2 by and between the Registrant and Ally Capital Corporation dated December 18, 1992. (9)
10.19 Letter Agreement dated September 9, 1993 between Ally Capital Corporation and the Registrant and Subordination and Security Agreement made as of September 9, 1993 between Ally Capital Corporation and Rollins Investment Fund. (9)
10.20 Loan and Security Agreement, dated as of June 29, 1994 by and between Registrant and Rollins Investment Fund. (15)
10.21 Term Note dated June 29, 1994 from Registrant to Rollins  Investment Fund.
      (15)
10.22 First Amendment to Term Note dated September 2, 1994 by and between Registrant and Rollins Investment Fund. (15)
10.23 First Amendment to Loan and Security Agreement dated March 28, 1995 by and between Registrant and Rollins Investment Fund. (16)
10.24 Second Amendment to Loan and Security Agreement dated November 5, 1996 by and between Registrant and Rollins Investment Fund. (18)
10.25 Purchase Order dated June 11, 1998 between Ohio Edison/Pennsylvania Power Company and the Registrant (20)(21)
16.1 Letter dated July 8, 1993 from Valley Systems, Inc. to Feldman, Radin & Co., P.C. terminating the auditor's services. (10)
21.1  Subsidiaries of the Registrant. (20)
27.1  Financial Data Schedule. (19)

__________________________________________________


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

(11) Hereby incorporated by reference to the filing of the Registrant's Form10-Q dated February 11, 1994.
(12) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated June 29, 1994.
(13) This is a compensatory plan or arrangement.
(14) Hereby incorporated by reference to the filing of the Registrant's Form 8-K dated September 2, 1994.
(15) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 26, 1994.
(16) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 25, 1995.
(17) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 24, 1996.
(18) Hereby incorporated by reference to the filing of the Registrant's Form 10-K dated September 22, 1997.
(19) Previously filed.
(20) Included as an exhibit in this Form 10-K.
(21) The Company has applied for confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.

Reports on Form 8-K filed during the three months ended June 30, 1998

         None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 VALLEY SYSTEMS, INC.



December 4, 1998                 By:/s/ Dennis D. Sheets
                                    __________________________________________
                                    Dennis D. Sheets
                                    Vice President and Chief Financial Officer