Form 10-Q
period 1998-12-31
VSI LIQUIDATION CORP
filed 1999-02-16
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                         Commission file number 0-19343


                              VSI Liquidation Corp.
             (Exact name of Registrant as specified in its charter)


             Delaware                                  34-1493345
     (State of incorporation)               (I.R.S. Employer Identification No.)


                            2170 Piedmont Road, N.E.
                             Atlanta, Georgia 30324
                                 (404) 888-2750
                        (Address and telephone number of
                          principal executive offices)


                              Valley Systems, Inc.
                            11580 Lafayette Drive, NW
                            Canal Fulton, Ohio 44614
                     (Former name, former address and former
                   fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

     As of December 31, 1998, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                     VSI Liquidation Corp. and Subsidiaries
                           Consolidated Balance Sheets

                          ASSETS                           December 31, 1998        June 30, 1998
                                                             (unaudited)
                                                           --------------------   ---------------
Current assets:
   Cash                                                $         222,800        $       207,492
   Accounts receivable                                         5,053,024              5,740,394
   Prepaid supplies                                              626,348                522,992
   Prepaid expenses                                              159,350                155,439
   Deferred expenses of asset sale                             1,132,091                     --
   Deferred income taxes                                       5,985,000                     --
                                                           -------------          -------------
      Total current assets                                    13,178,613              6,626,317

Property and equipment, net                                    9,994,390              8,896,650
Intangible assets, net                                           342,500                411,000
                                                           -------------          -------------
            Total assets                               $      23,515,503        $    15,933,967
                                                           =============          =============


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $         748,083        $       726,054
   Accrued expenses                                            2,053,086              1,610,470
   Current portion of long-term debt                             501,099                659,257
                                                           -------------          -------------
            Total current liabilities                          3,302,268              2,995,781

Long term debt                                                 7,587,451              7,584,593
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.10 par value;
     authorized 2,000,000 shares, issued and
     outstanding 55,000 shares                                     5,500                  5,500
   Common stock, $.01 par value;
      authorized 12,000,000 shares
      issued and outstanding 7,906,617 shares at
      December 31, 1998 and 8,512,073 shares at June
      30, 1998                                                    79,066                 85,121
   Paid-in capital                                            26,109,087             26,786,040
   Accumulated deficit                                      (13,567,869)           (20,840,060)
   Treasury stock, at cost, 605,456 shares                            --              (683,008)
                                                           -------------          -------------
                                                              12,625,784              5,353,593
                                                           =============          =============
   Total liabilities and stockholders' equity          $      23,515,503        $    15,933,967
                                                           =============          =============

                 See notes to consolidated financial statements.

                     VSI Liquidation Corp. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                Three Months ended                        Six Months ended
                                                   December 31                              December 31
                                          -------------------------------       -------------------------------------

                                               1998            1997                  1998                 1997
                                          --------------- ---------------       ---------------- -- -----------------
    Sales                            $       5,939,539       $  6,058,003          $  13,536,876       $   11,913,956
    Cost of sales                            3,820,903          3,941,471              8,464,830            7,597,610
                                        --------------        -----------           ------------        -------------
             Gross Profit                    2,118,636          2,116,532              5,072,046            4,316,346

    Selling, general and
      administrative expenses                1,503,138          1,830,697              3,288,732            3,571,799
    Interest expense                           163,091            155,032                303,623              309,251
                                        --------------        -----------           ------------        -------------


    Income from operations before
      income taxes                             452,407            130,803              1,479,691              435,296
    Deferred income tax benefit             (5,985,000)                --             (5,985,000)                  --
                                        ---------------       -----------           ------------        -------------

             Net income              $       6,437,407       $    130,803         $    7,464,691      $       435,296
                                        ==============        ===========           ============        =============

    Earnings per share:

    Net earnings per common share
      - basic                        $             .80       $        .00         $          .92       $          .30
                                        ==============        ===========           ============        =============

    Net earnings per common share
      - diluted
                                     $             .80       $        .00          $         .92       $          .03
                                        ==============        ============          ============        =============

    Weighted average shares
      used in computation -
      basic and diluted                      7,906,617          7,906,617              7,906,617            7,906,617
                                        ==============      =============           ============        =============

                 See notes to consolidated financial statements.

                     VSI Liquidation Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Six months ended
                                                                                 December 31
                                                                   -----------------------------------------

                                                                           1998                   1997
                                                                   ------------------     ------------------
Cash flows from operating activities:
      Net Income                                                        $   7,464,691      $    435,296
      Adjustments to reconcile net income
        to net cash flows from operating
        activities:
             Depreciation and amortization                                  1,476,569         1,395,582
             Gain on disposition of property and equipment                    (31,625)          (12,688)
             Deferred income taxes                                         (5,985,000)               --
             Deferred expenses of asset sale                               (1,132,091)               --
             (Increase) decrease in assets:
               Accounts receivable                                            687,370          (244,724)
               Prepaid supplies                                              (103,356)            9,263
               Prepaid expenses                                                (3,911)          (73,534)
             Increase (decrease) in liabilities:
               Accounts payable                                                22,029          (226,824)
               Accrued expenses                                               538,866           (81,864)
                                                                           -----------      ------------

        Cash provided by operating activities                               2,933,542         1,200,507
                                                                           -----------      ------------

Cash flows from investing activities:
      Additions to property and equipment                                  (1,635,104)       (1,431,696)
      Proceeds from dispositions of property and equipment                     31,625            52,736
                                                                           -----------      ------------


          Cash used by investing activities                                (1,603,479)       (1,378,960)
                                                                           -----------      ------------

Cash flows from financing activities:
      Net payments (borrowings) on revolving line of credit                  (505,669)           97,678
      Additional borrowings of long-term debt                                      --           400,000
      Payments of other long-term debt                                       (520,336)         (210,626)
      Payments of preferred stock dividends                                  (288,750)         (192,500)
                                                                           -----------      ------------
        Cash (used by) provided by financing activities                    (1,314,755)           94,552
                                                                           -----------      ------------

Increase (decrease) in cash                                                    15,308          (83,901)

Cash at beginning of period                                                   207,492           200,093
                                                                           ----------       -----------

Cash at end of period                                                    $    222,800      $    116,192
                                                                           ==========       ===========

Cash paid for:
      Interest                                                           $    307,410      $    309,251
Non-cash investing activities:
      Property and equipment acquired with capital leases                $    870,705      $    178,517

                 See notes to consolidated financial statements.

                                       4

                                      VSI Liquidation Corp. and Subsidiaries
                                  Consolidated Statement of Stockholders' Equity
                                    for the six months ended December 31, 1998

                            Preferred     Common           Paid-in        Accumulated        Treasury
                            Stock (1)     Stock (2)        Capital          Deficit           Stock            Total
                            ----------    ----------    --------------    -------------    -------------    ------------
Balance, July 1, 1998         $ 5,500       $85,121       $26,786,040     $(20,840,060)      $(683,008)     $ 5,353,593

Retirement of treasury                      (6,055)         (676,953)                           683,008              --
  stock

Net Income                                                                   7,464,691                        7,464,691

Series C preferred
  dividends                                                                  (192,500)                        (192,500)
                            ----------    ----------    --------------    -------------    -------------    ------------

Balance, December 31, 1998     $5,500       $79,066       $26,109,087     $(13,567,869)    $          --    $12,625,784
                            ==========    ==========    ==============    =============    =============    ============



   (1)  Share amounts are equivalent to ten times dollar amounts

   (2)  Share amounts are equivalent to one hundred times dollar amounts

                 See notes to consolidated financial statements.

                     VSI Liquidation Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.       BASIS OF PRESENTATION:

         Reference is made to the annual report on Form 10-K, as amended, filed September 28, 1998 for the fiscal year ended June 30, 1998.

         The financial statements for the periods ended December 31, 1998 and 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.       INCOME TAXES:

          The Company has approximately $17,600,000 of net operating loss carryforwards for future years, which cannot be utilized to create tax refunds. Such amounts begin to expire in the year 2005. The Company expects to utilize all of these net operating loss carryforwards in 1999 as a result of the sale of substantially all of its assets to HydroChem Industrial Services, Inc. ("HydroChem"), as detailed in Note
          5. At June 30, 1998, the Company had approximately $19,100,000 of net operating loss carryforwards for future years and had recorded a full valuation allowance of approximately $7,400,000 against the resulting net deferred tax assets, as it was not deemed more likely than not that such net deferred tax assets were realizable. This valuation allowance was completely reversed in the three months ended December 31, 1998 based on the utilization of approximately $1,500,000 of the loss carryforwards to offset the six month taxable income and due to the sale to HydroChem, as discussed in Note 5.

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

5.       SUBSEQUENT EVENT:

          On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem. The purchase price for these assets and liabilities was approximately $29.8 million, adjusted for increases or decreases in net assets after June 30, 1998. $4.0 million of the proceeds was to be placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds, to the extent not needed to indemnify HydroChem, will be released over the next three years. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1,132,000 had been incurred by the Company at December 31, 1998 and will be offset against the gain recognized on the sale in 1999. These costs are deferred and reflected as a current asset on the December 31, 1998 balance sheet.

         The Company changed its name to VSl Liquidation Corp. after the closing of this transaction, and will not have any business operations other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company, payment of approximately $5.5 million of the proceeds of the sale to redeem the outstanding shares of Series C Preferred Stock, payment of approximately $380,000 to redeem outstanding employee stock options and payment of approximately $165,000 as a retention bonus to certain officers and employees. The Company also paid a liquidating dividend of $16.8 million ($2.13 per common share) to common stock holders in January 1999 from the proceeds of the sale.

The following  summarizes the assets and the liabilities sold under the Purchase
Agreement:

                                         Balance 12/31/98     Amount Sold     Balance After Sale

Cash                                        $     222,800   $     222,800      $        --
Accounts Receivable                             5,053,024       5,015,019           38,005
Prepaid supplies                                  626,348         626,348               --
Prepaid expenses                                  159,350          78,574           80,776
Deferred expenses of asset sale                 1,132,091              --        1,132,091
Deferred income taxes                           5,985,000              --        5,995,000
Property and equipment, net                     9,994,390       9,994,390               --
Intangible assets                                 342,500         342,500               --
                                              ------------     -----------      -----------

     Total assets                              23,515,503      16,279,631        7,235,872
                                              ------------     -----------      -----------

Accounts payable                                  748,083         748,083               --
Accrued expenses                                2,053,086         879,275        1,173,811
Long-term debt                                  8,088,550       8,088,550               --
                                              ------------     -----------      -----------

     Total liabilities                         10,899,719       9,715,908        1,173,811
                                              ------------     -----------      -----------
         Net assets                         $  12,625,794  $    6,563,723  $     6,062,061
                                              ============     ===========      ===========

                                       7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

Three months ended December 31, 1998 as compared to the three months ended December 31, 1997:

Sales in the three months ended December 31,1998 decreased by $118,000, or 2.0%, from the comparable period in 1997. The decrease was primarily caused by less turnaround work in Gulf Coast refineries. The decrease in this type of work was partially offset by increased revenues in the Northeast from the FirstEnergy Corp. vacuum and waterblasting contract that was awarded to the Company in May 1998.

The decrease in refinery turnaround work and the FirstEnergy contract had significant effects on the mix of revenues in the three primary service lines of the Company. Ultra-high pressure waterjetting sales decreased by 28% in 1998 as compared to 1997, and represented 33% of total sales compared to 45% in 1997. Vacuum sales increased 48% in 1998 from 1997 and represented 42% of total sales compared to 28% in 1997. Waterblasting sales decreased 17% in 1998 and represented 17% of total sales compared to 20% in the prior year.

Despite the decrease in ultra-high pressure waterjetting sales, which have historically been the Company's most profitable service line, gross margin as a percentage of sales increased from 35% in the 1997 period to 36% in 1998. Increased labor costs resulting from higher levels of vacuum sales were more than offset by lower maintenance and fuel expenses.

Selling, general and administrative expenses decreased by $328,000, or 18%, in 1998 compared to 1997. The drop was primarily in personnel costs as a result of management's continuing efforts to control expenses. Occupancy costs also were reduced as a result of the purchase of the Company's headquarters facilities. Interest expense increased 5% in 1998 from 1997, and represented 3% of sales in each period.

The Company had income before income taxes of $452,000 in 1998, an increase of 245% from $131,000 in 1997. Recognizing the net deferred tax asset balance, which was fully reserved in prior periods, resulted in a deferred income tax benefit of $5,985,000 in 1998. This improved net income to $6,437,000 in 1998, or $.80 per share.
This compares to net income of $131,000 in 1997, or $.00 per share.

Six months ended December 31, 1998 as compared to the six months ended December 31, 1997:

Sales in the six months ended December 31, 1998 increased by $1.6 million, or 13.6%, form the comparable period in 1997. The increase was partially attributable to the vacuum and waterblast contract with FirstEnergy Corp. that was awarded to the Company in May 1998. Revenues from this contract began in late June 1998. The sales increase also resulted from the Company's work in New York abating lead paint on the exterior of masonry buildings.

The FirstEnergy Corp. work had a significant effect on the mix of revenues in the three primary service lines of the Company. Vacuum sales increased by 49% in 1998 over 1997, and represented 37% of total sales compared to 28% in 1997. Ultra-high pressure waterjetting sales decreased by 11 % in the six months ended December 31, 1998, and represented 37% of total sales compared to 47% in the prior year. This decrease was primarily due to less turnaround work in refineries in the Gulf Coast area. Waterblasting sales increased 10% in 1998 from 1997 and represented 19% of sales in both periods.

Despite the drop in sales of ultra-high waterjetting services, which have historically been the Company's most profitable service line, gross margin increased to 37% of sales in 1998, up from 36% in 1997. Increased labor costs resulting from higher levels of vacuum and waterblasting sales were more than offset by lower maintenance and fuel expenses.

Selling, general and administrative expenses decreased by $283,000, or 8%, in 1998 compared to 1997. The drop was primarily in personnel costs as a result of management's continuing efforts to control expenses. Occupancy costs also were reduced as a result of the purchase of the Company's headquarters facilities. Interest expense decreased 2% in 1998 from 1997, and represented 2% of sales in each period.

The Company had income before income taxes of $1,480,000 in 1998, an increase of 240% from $435,000 in 1997. Recognizing the net deferred tax asset balance, which was fully reserved in prior periods, resulted in a deferred income tax benefit of $5,985,000 in 1998. This improved net income to $7,465,000 in 1998, or $.92 per share.
This compares to net income of $435,000 in 1997, or $.03 per share.


LIQUIDITY AND CAPITAL RESOURCES:

On January 5, 1999, the Company completed the sale of substantially all of its operating assets and the operating assets of its wholly-owned subsidiary, Valley Systems of Ohio, Inc. ("VSO"), to HydroChem, pursuant to the Purchase Agreement, dated as of September 8, 1998, among the Company, VSO and HydroChem for approximately $29.8 million in cash, of which $25.8 million was payable immediately and $4 million was deposited into an escrow account to secure certain indemnification and other rights under the Purchase Agreement, and the assumption of the Company's and VSO's bank debt and certain other liabilities.

Of the $25.8 million received at closing, after payment or making reasonable provision for the payment of all known and anticipated liabilities and obligations of the Company through the establishment of an approximately $3.8 million contingency reserve for expenses and income taxes, payment of approximately $5.5 million to repurchase all of the 55,000 shares of the Company's outstanding Series C Preferred Stock held by Rollins Holding Company, Inc., payment of approximately $380,000 to redeem outstanding employee stock options and payment of approximately $165,000 as a retention bonus to certain officers and employees, approximately $16.8 million of the sale proceeds remained and were available for distribution to stockholders pursuant to the Plan of Liquidation and Dissolution adopted by the Company.

On January 29, 1999, an initial liquidating cash dividend of approximately $16.8 million ($2.13 per share) was mailed to stockholders of record at the close of business on January 22, 1999. The Company now has no further assets to distribute and expects to have no additional assets in the future other than cash received from the escrow account referenced above and cash remaining in the contingency reserve, if any.

The Company expects that, subject to any claims which may be made by HydroChem, the escrowed funds will be released on or about the first, second, and third anniversaries of the closing date in amounts of approximately $1 million, respectively, on each such date, with up to an additional $1 million being released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

The Company will not engage in any further business activities and the only remaining activities will be those associated with the winding up and dissolution of the Company. The Company believes that the $3.8 million contingency reserve will be sufficient to meet its liabilities and obligations until the Company is dissolved in accordance with Delaware law.

YEAR 2000 ISSUE:

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculations if a computer program recognizes a date of "00" as the year 1900 instead of 2000. The Company has assessed the Year 2000 issue with regard to third parties with which the Company has material relationships.

The Company has identified third parties with which it has material relationships with respect to the Year 2000 issue. These parties are primarily large financial, telecommunication and information processing entities. All such third parties have reported to the Company that they are on schedule with their projects to remediate Year 2000 issues, and that they anticipate being Year 2000 compliant on a timely basis. The Company intends to continue to monitor the progress of these third parties and will develop contingency plans during Fiscal 1999 in the event one or more of these third parties fail to remediate their Year 2000 issues in such a way as to materially affect the winding up operations of the Company. At this time, the Company believes the risk of such third party failures having a material impact on the Company's winding up operations is remote.

FORWARD LOOKING STATEMENTS:

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, the possibility that HydroChem will successfully assert claims against funds held in the escrow account, the possibility that the costs of winding up the Company's affairs could exceed the Company's projections and general business and economic conditions.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

                           Not Applicable.

                          PART II - - OTHER INFORMATION

Item 1. Legal Proceedings: None.

Item 2. Changes in Securities And Use of Proceeds: Not Applicable

Item 3. Defaults Upon Senior Securities: Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

On or about December 14, 1998, the Company furnished to the holders of record at the close of business on November 23, 1998 (the "Consent Record Date") an Information Statement to inform the Company's stockholders of certain action that had been taken by the Company pursuant to approval of its Board of Directors and by the written consent of the holders of a majority of the outstanding shares of Common Stock and Series C Preferred Stock of the Company, voting together as a single class.

The actions involved (i) the sale (the "Sale") of substantially all of the assets of the Company and of its wholly-owned subsidiary, Valley Systems of Ohio, Inc., an Ohio corporation, to HydroChem, a Delaware corporation, (ii) the approval of a Plan of Liquidation and Dissolution (the "Plan") for the Company, and (iii) the approval of an amendment (the "Amendment") to the Company's Certificate of Incorporation to change the Company's name to VSI Liquidation Corp.

The Sale was approved by the Board of Directors on September 8, 1998 and the Plan and the Amendment was approved by the Board of Directors on December 11, 1998. Each above- referenced proposal was approved by the written consent of Rollins Investment Fund, the holder of a majority of the outstanding shares of Common Stock, and Rollins Holding Company, Inc., the holder of all of the outstanding shares of Series C Preferred Stock, on December 11, 1998.

Item 5. Other Information: None

Item 6: Exhibits and Reports on Form 8-K

        (a)      Exhibits:

Exhibit
Number                            Description

2.1 Second Amended and Restated Asset Purchase Agreement, dated as of September 8, 1998, among the Company, Valley Systems of Ohio, Inc. and HydroChem Industrial Services, Inc. (Incorporated herein by reference to Appendix A of the Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on December 15, 1998.)

3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, and incorporated therein by reference.)

3.2 Certificate of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Form 10-K dated September 25, 1995, and incorporated herein by reference.)

3.3* Certificate  of Correction of  Certificate  of Amendment of  Certificate of
     Incorporation of the Company

3.4* Certificate  of  Elimination  of  Series A  Preferred  Stock  and  Series B
     Preference Stock of the Company

3.5* Certificate of Amendment of Certificate of Incorporation of the Company

3.6 Bylaws of the Company, as amended, (filed as Exhibit 3.3 to the Company's Form 10-K dated September 25, 1995 and incorporated herein by reference.)

10.1 Plan of Liquidation and Dissolution (Incorporated herein by reference to Appendix C of the Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on December 15, 1998.)

27   Financial Data Schedule
-----------------

* Filed herewith.

     (b) Reports on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VSI LIQUIDATION CORP.



Date:    February 15, 1999        By:  /s/ Joe M. Young
                                       ----------------
                                       Joe M. Young
                                       Director and Acting Financial Officer