Form 10-Q/A
period 1998-12-31
VSI LIQUIDATION CORP
filed 1999-03-05
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                Amendment No. 1

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

     Explanatory Note: This Amendment No. 1 to Form 10-Q is filed to amend the line item net earnings per common share - basic for the six months ended December 31, 1997 which appears in the Registrant's Consolidated Statements of Income.


                        PART 1 - - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                     VSI Liquidation Corp. and Subsidiaries
                           Consolidated Balance Sheets

                          ASSETS                           December 31, 1998        June 30, 1998
                                                             (unaudited)
                                                           --------------------   ---------------
Current assets:
   Cash                                                $         222,800        $       207,492
   Accounts receivable                                         5,053,024              5,740,394
   Prepaid supplies                                              626,348                522,992
   Prepaid expenses                                              159,350                155,439
   Deferred expenses of asset sale                             1,132,091                     --
   Deferred income taxes                                       5,985,000                     --
                                                           -------------          -------------
      Total current assets                                    13,178,613              6,626,317

Property and equipment, net                                    9,994,390              8,896,650
Intangible assets, net                                           342,500                411,000
                                                           -------------          -------------
            Total assets                               $      23,515,503        $    15,933,967
                                                           =============          =============


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $         748,083        $       726,054
   Accrued expenses                                            2,053,086              1,610,470
   Current portion of long-term debt                             501,099                659,257
            Total current liabilities                          3,302,268              2,995,781
                                                           -------------          -------------
Long term debt                                                 7,587,451              7,584,593
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.10 par value;
     authorized 2,000,000 shares, issued and
     outstanding 55,000 shares                                     5,500                  5,500
   Common stock, $.01 par value;
      authorized 12,000,000 shares
      issued and outstanding 7,906,617 shares at
      December 31, 1998 and 8,512,073 shares at June
      30, 1998                                                    79,066                 85,121
   Paid-in capital                                            26,109,087             26,786,040
   Accumulated deficit                                      (13,567,869)           (20,840,060)
   Treasury stock, at cost, 605,456 shares                            --              (683,008)
                                                           -------------          -------------
                                                              12,625,784              5,353,593
                                                           -------------          -------------
   Total liabilities and stockholders' equity          $      23,515,503        $    15,933,967
                                                           =============          =============

                 See notes to consolidated financial statements.

                     VSI Liquidation Corp. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                Three Months ended                        Six Months ended
                                                   December 31                              December 31
                                          -------------------------------       -------------------------------------

                                               1998            1997                  1998                 1997
                                          --------------- ---------------       ---------------- -- -----------------
    Sales                            $       5,939,539       $  6,058,003          $  13,536,876       $   11,913,956
    Cost of sales                            3,820,903          3,941,471              8,464,830            7,597,610
                                        --------------        -----------           ------------        -------------
             Gross Profit                    2,118,636          2,116,532              5,072,046            4,316,346

    Selling, general and
      administrative expenses                1,503,138          1,830,697              3,288,732            3,571,799
    Interest expense                           163,091            155,032                303,623              309,251
                                        --------------        -----------           ------------        -------------


    Income from operations before
      income taxes                             452,407            130,803              1,479,691              435,296
    Deferred income tax benefit             (5,985,000)                --             (5,985,000)                  --
                                        ---------------       -----------           ------------        -------------

             Net income              $       6,437,407       $    130,803         $    7,464,691      $       435,296
                                        ==============        ===========           ============        =============

    Earnings per share:

    Net earnings per common share
      - basic                        $             .80       $        .00         $          .92       $          .03
                                        ==============        ===========           ============        =============

    Net earnings per common share
      - diluted
                                     $             .80       $        .00          $         .92       $          .03
                                        ==============        ============          ============        =============

    Weighted average shares
      used in computation -
      basic and diluted                      7,906,617          7,906,617              7,906,617            7,906,617
                                        ==============      =============           ============        =============

                 See notes to consolidated financial statements.

                     VSI Liquidation Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Six months ended
                                                                                 December 31
                                                                   -----------------------------------------

                                                                           1998                   1997
                                                                   ------------------     ------------------
Cash flows from operating activities:
      Net Income                                                        $   7,464,691      $    435,296
      Adjustments to reconcile net income
        to net cash flows from operating
        activities:
             Depreciation and amortization                                  1,476,569         1,395,582
             Gain on disposition of property and equipment                    (31,625)          (12,688)
             Deferred income taxes                                         (5,985,000)               --
             Deferred expenses of asset sale                               (1,132,091)               --
             (Increase) decrease in assets:
               Accounts receivable                                            687,370          (244,724)
               Prepaid supplies                                              (103,356)            9,263
               Prepaid expenses                                                (3,911)          (73,534)
             Increase (decrease) in liabilities:
               Accounts payable                                                22,029          (226,824)
               Accrued expenses                                               538,866           (81,864)
                                                                           -----------      ------------

        Cash provided by operating activities                               2,933,542         1,200,507
                                                                           -----------      ------------

Cash flows from investing activities:
      Additions to property and equipment                                  (1,635,104)       (1,431,696)
      Proceeds from dispositions of property and equipment                     31,625            52,736
                                                                           -----------      ------------


          Cash used by investing activities                                (1,603,479)       (1,378,960)
                                                                           -----------      ------------

Cash flows from financing activities:
      Net payments (borrowings) on revolving line of credit                  (505,669)           97,678
      Additional borrowings of long-term debt                                      --           400,000
      Payments of other long-term debt                                       (520,336)         (210,626)
      Payments of preferred stock dividends                                  (288,750)         (192,500)
                                                                           -----------      ------------
        Cash (used by) provided by financing activities                    (1,314,755)           94,552
                                                                           -----------      ------------

Increase (decrease) in cash                                                    15,308          (83,901)

Cash at beginning of period                                                   207,492           200,093
                                                                           ----------       -----------

Cash at end of period                                                    $    222,800      $    116,192
                                                                           ==========       ===========

Cash paid for:
      Interest                                                           $    307,410      $    309,251
Non-cash investing activities:
      Property and equipment acquired with capital leases                $    870,705      $    178,517
                                                                         =============     =============
                 See notes to consolidated financial statements.

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

                                 VSI LIQUIDATION CORP.



Date:    March 4, 1999           By:  /s/ Joe M. Young
                                       ----------------
                                       Joe M. Young
                                       Director and Acting Financial Officer