Form 10-Q
period 1999-03-31
VSI LIQUIDATION CORP
filed 1999-05-24
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

         As of March 31, 1999, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.



840396v1

                        PART 1 - - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                              VSI Liquidation Corp.
                           Consolidated Balance Sheets

                                                                             March 31, 1999
                                                                             (unaudited)           June 30, 1998
                                                                        ----------------------  ---------------------
                                ASSETS
                                ------
Current assets:
   Cash                                                                          $  2,989,861            $   207,492
   Cash in escrow account                                                           1,000,000                      -
   Accounts receivable                                                                      -              5,740,394

   Prepaid supplies                                                                         -                522,992
   Prepaid expenses                                                                    80,375                155,439
                                                                        ----------------------  ---------------------
     Total current assets                                                           4,070,236              6,626,317

Cash in escrow account, net                                                         3,042,029                      -

Property and equipment                                                                      -              8,896,650

Intangible assets                                                                           -                411,000
                                                                        ----------------------  ---------------------
        Total assets                                                             $  7,112,265           $ 15,933,967
                                                                        ======================  =====================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
   Accounts payable                                                              $          -            $   726,054
   Accrued expenses                                                                 1,051,893              1,610,470

   Income tax payable                                                               2,115,000                      -
   Current portion of long-term debt                                                        -                659,257
                                                                        ----------------------  ---------------------
     Total current liabilities                                                      3,166,893              2,995,781

Long-term debt                                                                              -              7,584,593
Stockholders' equity:
   Preferred stock,  $.10 par value;  authorized  2,000,000  shares, issued and outstanding zero shares at March 31, 1999 and 55,000
     shares at June 30, 1998                                                                -                  5,500
   Common stock, $.01 par value; authorized
     12,000,000 shares, issued and outstanding
     7,906,617 shares at March 31, 1999 and
     8,512,073 shares at June 30, 1998                                                 79,066                 85,121
   Paid-in capital                                                                  3,773,492             26,786,040
   Retained earnings                                                                   92,814           (20,840,060)
   Treasury stock, at cost, zero shares at March 31,
     1999 and 605,456 shares at June 30, 1998                                               -              (683,008)
                                                                        ----------------------  ---------------------
                                                                                    3,945,372              5,353,593
                                                                        ----------------------  ---------------------
        Total liabilities and stockholders' equity                               $  7,112,265           $ 15,933,967
                                                                        ======================  =====================

                 See notes to consolidated financial statements.

                              VSI Liquidation Corp.
                        Consolidated Statements of Income
                                   (unaudited)

                                                           Three months ended                    Nine months ended
                                                                March 31                             March 31
                                                   -----------------------------------  ------------------------------------
                                                         1999              1998               1999               1998
                                                   ----------------- -----------------  ------------------ -----------------
Sales                                                             -      $  5,865,344        $ 13,536,876    $   17,779,300
Cost of sales                                                     -         3,655,422           8,464,830        11,253,032
                                                   -----------------   -----------------  -----------------  -----------------
Gross profit  from operations                                     -         2,209,922           5,072,046         6,526,268
Selling, general and administrative
  expenses                                                   55,589         1,730,768           3,344,321         5,302,567

Interest (income) expense, net                              (74,619)          135,364             229,004           444,615

Gain on sale of substantially all assets, and
   assumption of substantially all liabilities of
   the Company by, HydroChem Industrial
   Services, Inc.                                        21,741,653                 -          21,741,653                 -
                                                    ----------------    ---------------   ----------------    ---------------

Income before income taxes                               21,760,683           343,790          23,240,374           779,086

Income taxes                                              8,100,000                 -           2,115,000           444,615       -
                                                   ----------------- -----------------  ------------------  -----------------
Net income                                             $ 13,660,683       $   343,790        $ 21,125,374    $      779,086
                                                   ================= =================  ==================  =================
Net earnings per common share:
   Basic                                               $       1.73       $      0.03        $       2.65    $         0.06
                                                   ================= =================  ==================  =================
   Diluted                                             $       1.73       $      0.03        $       2.65    $         0.06
                                                   ================= =================  ==================  =================
Weighted average shares used in
   computation - basic and diluted                        7,906,617         7,906,617           7,906,617         7,906,617
                                                   ================= =================  ==================  =================

                 See notes to consolidated financial statements.

                              VSI Liquidation Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Nine months ended March 31
                                                                                         -----------------------------------
                                                                                               1999              1998
                                                                                         ----------------- -----------------
Cash flows from operating activities:
   Net income                                                                                $ 21,125,374         $ 779,086
   Adjustments to reconcile net income to net cash flows from operating activities:
        Depreciation and amortization                                                           1,476,569         2,075,851
        Gain on disposition of property and equipment                                            (31,625)          (45,187)
        Gain on sale of substantially all assets to, and assumption of substantially all liabilities of the Company by,
          HydroChem Industrial Services, Inc.                                                (21,741,653)                 -
       (Increase) decrease in assets:

             Accounts receivable                                                                  687,370            39,855

             Prepaid supplies                                                                   (103,356)          (17,004)

             Prepaid expenses                                                                     (3,911)          (26,634)

             Escrow account                                                                      (42,029)                 -
        Increase (decrease) in liabilities:

             Accounts payable                                                                      22,029         (303,987)

             Accrued expenses                                                                     145,427          (64,582)

             Income tax payable                                                                 2,115,000                 -
                                                                                         ----------------- -----------------
                 Cash provided by operating activities                                          3,649,195         2,437,398
                                                                                         ----------------- -----------------
Cash flows from investing activities:
   Additions to property and equipment                                                        (1,635,104)       (1,799,778)
   Proceeds from disposition of property and equipment                                             31,625           125,403
   Proceeds from sale of assets and assumption of liabilities,
     net of expenses of sale                                                                   27,615,303                 -
                                                                                         ----------------- -----------------
                 Cash provided (used) by investing activities                                  26,011,824       (1,674,375)
                                                                                         ----------------- -----------------
Cash flows from financing activities:
   Net payments (borrowings) on revolving line of credit                                        (505,669)         (386,067)

   Additional borrowings of long-term debt                                                              -           400,000

   Establishment of escrow account, net                                                       (3,000,000)                 -
   Payments of long-term debt                                                                   (520,336)         (312,222)

   Redemption of Series C preferred stock                                                     (5,500,000)                 -
   Payments of preferred stock dividends                                                        (288,750)         (288,750)

   Distribution to common stockholders                                                       (16,841,095)                 -
                                                                                         ----------------- -----------------
                 Cash used by financing activities                                           (26,655,850)         (587,039)
                                                                                         ----------------- -----------------
Increase in cash                                                                                3,005,169           175,984

Less cash sold with assets                                                                      (222,800)                 -
Cash at beginning of period                                                                       207,492           200,093
                                                                                         ----------------- ----------------=
Cash at end of period                                                                         $ 2,989,861         $ 376,077
                                                                                         ================= =================
Cash paid for:
   Interest                                                                                     $ 303,623         $ 444,615
                                                                                         ================= =================
Non-cash investing activities:
   Property and equipment acquired with capital leases                                          $ 870,705         $ 514,517
                                                                                         ================= =================
                   See notes to consolidated financial statements.

                                 VSI Liquidation
            Consolidated Statement of Changes in Stockholders' Equity
                    for the nine months ended March 31, 1999

                                              Preferred       Common       Paid-In         Retained       Treasury
                                              Stock (1)     Stock (2)      Capital         Earnings        Stock         Total
                                            -------------  ------------ -------------- ---------------- ------------ --------------

Balance July 1, 1998                            $  5,500       $85,121  $  26,786,040   $ (20,840,060)   $(683,008)    $ 5,353,593

Net Income                                                                                  21,125,374                  21,125,374

Retirement of treasury stock                                   (6,055)      (676,953)                       683,008              -

Series C preferred dividends                                                                 (192,500)                   (192,500)

Redemption of Series C Preferred Stock           (5,500)                  (5,494,500)                                  (5,500,000)

Distribution of $2.13 per share to                                                                                               -

   common stockholders                                                   (16,841,095)                                 (16,841,095)
                                            -------------  ------------ -------------- ---------------- ------------ --------------
Balance March 31, 1999                            $    -       $79,066    $ 3,773,492       $   92,814       $    -    $ 3,945,372
                                            =============  ============ ============== ================ ============ ==============

(1) Share amounts are equivalent to ten times dollar amounts.
(2) Share amounts are equivalent to one hundred times dollar amounts.

                 See notes to consolidated financial statements.

                                 VSI Liquidation
                   Notes to Consolidated Financial Statements


1.       BASIS OF PRESENTATION:

         Reference is made to the annual report on Form 10-K, as amended, filed September 28, 1998 for the fiscal year ended June 30, 1998.

         The financial statements for the periods ended March 31, 1999 and 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.       INCOME TAXES:

         The Company has approximately $17,600,000 of net operating loss carryforwards for future years, which cannot be utilized to create tax refunds. Such amounts begin to expire in the year 2005. The Company utilized all of these net operating loss carryforwards in 1999 as a result of the sale of substantially all of its assets to HydroChem Industrial Services, Inc. ("HydroChem"), as detailed in Note 5. At June 30, 1998, the Company had approximately $19,100,000 of net operating loss carryforwards for future years and had recorded a full valuation allowance of approximately $7,400,000 against the resulting net deferred tax assets, as it was not deemed more likely than not that such net deferred tax assets were realizable. This valuation allowance was completely reversed in the three months ended December 31, 1998 based on the utilization of approximately $1,500,000 of the loss carryforwards to offset the six month taxable income and due to the sale to HydroChem, as discussed in Note 5.

3.       CONTINGENCIES:

         The Company is involved in various litigation arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not have a material effect on the Company's operations, cash flows or financial position.

4.       INCOME PER COMMON SHARE:

         Basic  earnings  per common  share are computed by dividing net  income less preferred stock dividend requirements (none for three months ended March 31, 1999 and $96,250 for the three months ended March 31, 1998; $192,500 for the nine months ended March 31, 1999 and $288,750 for the nine months ended March 31, 1998) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share do not vary from basic earnings per share for any of the periods presented because there were no dilutive potential shares of common stock outstanding. The dilutive effect of outstanding potential shares of common stock is computed using the treasury stock method.

5. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

         On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem. The purchase price for these assets and liabilities was approximately $29.8 million, adjusted for increases or decreases in net assets after June 30, 1998. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. The Company has reserved $1.0 million in the financial statements for potential future liabilities to HydroChem to be paid from the escrow account. Escrow funds, to the extent not needed to indemnify HydroChem, will be released over the next three years. $1.0 million of the escrow funds will be released, if and when the Company provides certain environmental assurances to HydroChem, currently expected to be during 2000. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1,185,000 were incurred by the Company in connection with the sale.

         The Company changed its name to VSI Liquidation Corp. after the closing of this transaction, and will not have any business operations other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company. After the closing, the Company used approximately $5.5 million of the proceeds of the sale to redeem the outstanding shares of Series C Preferred Stock, approximately $380,000 to redeem outstanding employee stock options and approximately $165,000 to pay retention bonuses to certain officers and employees. The Company also paid a liquidating dividend of $16.8 million ($2.13 per common share) to common stock holders from the proceeds of the sale.

         The following summarizes the assets sold and the liabilities assumed under the Purchase Agreement:

                                                       Balance              Amount
                                                       12/31/98               Sold          Balance After Sale
                                                 -------------------    ----------------    --------------------

         Cash                                             $  222,800          $ 222,800               $      --
         Accounts Receivable                               5,053,024          5,053,024                      --
         Prepaid supplies                                    626,348            626,348                      --
         Prepaid expenses                                    159,350             78,574                  80,776
         Deferred expenses of asset sale                   1,132,091                 --               1,132,091
         Deferred income taxes                             5,985,000                 --               5,985,000
         Property and equipment, net                       9,994,390          9,994,390                      --
         Intangible assets                                   342,500            342,500                      --
                                                 -------------------    ----------------    --------------------

                  Total assets                            23,515,503         16,317,636               7,197,867
                                                 -------------------    ----------------    --------------------

         Accounts payable                                    748,083            748,083                      --
         Accrued expenses                                  2,053,086          1,607,353                 445,733
         Long-term Debt                                    8,088,550          8,088,550                      --
                                                 -------------------    ----------------    --------------------

                  Total liabilities                       10,889,719         10,443,986                 445,733
                                                 -------------------    ----------------    --------------------

                           Net assets                    $12,625,784        $ 5,873,650             $ 6,752,134
                                                 ===================    ================    ====================

The gain on this transaction is as follows:
     Proceeds from sale                                                                             $29,800,771
     Less:
          Net basis of assets sold and liabilities assumed                                            5,873,650
          Expenses of sale                                                                            1,185,468
          Reserve for liabilities resulting from indemnities and
            guaranties under the Purchase Agreement                                                   1,000,000
                                                                                            --------------------
     Gain on sale                                                                                  $21,741,653



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

Three months ended March 31, 1999 as compared to the three months ended March 31, 1998:

The results of operations for the three months ended March 31, 1999 are not comparable to those for the three months ended March 31, 1998. As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the quarter ended March 31, 1999 consisted only of the sale itself, distribution of the proceeds of the sale, and other transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

Nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998:

As discussed above, operations for the nine months ended March 31, 1999 are not comparable to those for the nine months ended March 31, 1998. The Company had normal operations only through December 31, 1998, as the sale of substantially all assets and assumption of substantially all liabilities was effective January 1, 1999. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

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

Of the $25.8 million received at closing, after payment or making reasonable provision for the payment of all known and anticipated liabilities and obligations of the Company, through the establishment of an approximately $3.8 million contingency reserve for expenses and income taxes, payment of approximately $5.5 million to repurchase all of the 55,000 shares of the Company's outstanding Series C Preferred Stock held by Rollins Holding Company, Inc., payment of approximately $380,000 to redeem outstanding employee stock options and payment of approximately $165,000 as a retention bonus to certain officers and employees, approximately $16.8 million of the sale proceeds remained and were available for distribution to stockholders pursuant to the Plan of Liquidation and Dissolution adopted by the Company.

On January 29, 1999, an initial liquidating cash dividend of approximately $16.8 million ($2.13 per share) was mailed to stockholders of record at the close of business on January 22, 1999. The Company now has no further assets to distribute and expects to have no additional assets in the future other than cash received from the escrow account referenced above and cash remaining in the contingency reserve after payment of all remaining expenses to wind up and dissolve the Company, if any.

The Company expects that, subject to any claims which may be made by HydroChem, the escrowed funds will be released on or about the first, second, and third anniversaries of the closing date in amounts of approximately $1 million, respectively, on each such date, with up to an additional $1 million being released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, currently expected to be in the year 2000. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

$1 million of the cash in the escrow account is shown as a current asset in the March 31, 1999 financial statements. The $1 million reserve for liabilities resulting from indemnities and guarantees under the Purchase Agreement is included in accrued expenses at March 31, 1999. This reserve consists of $500,000 for accounts receivable sold to HydroChem and guaranteed by the Company, $350,000 for potential environmental indemnities, and $150,000 for expenses over those assumed by HydroChem.

As of March 31, 1999, approximately $3.0 million of the contingency reserve remained and is available for income taxes and other expenses necessary to wind up and dissolve the Company.


The Company will not engage in any further business activities and the only remaining activities will be those associated with the winding up and dissolution of the Company. The Company believes that the remaining contingency reserve will be sufficient to meet its liabilities and obligations until the Company is dissolved in accordance with Delaware law.

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

FORWARD LOOKING STATEMENTS:

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, the possibility that HydroChem will successfully assert claims against funds held in the escrow account, the possibility that the Company will not be able to make the necessary certification to HydroChem regarding environmental remediation, the possibility that the costs of winding up the Company's affairs could exceed the Company's projections and general business and economic conditions.


Item 3.           Quantitative and Qualitative Disclosures About Market Risk

                           Not Applicable.


                          PART II - - OTHER INFORMATION

Item 1.           Legal Proceedings:  None.

Item 2.           Changes in Securities And Use of Proceeds:  Not Applicable

Item 3.           Defaults Upon Senior Securities:  Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders:  None

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

3.3            Certificate   of  Correction  of   Certificate  of  Amendment  of
               Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Form 10-Q for the quarter ended December 31, 1998.)

3.4 Certificate of Elimination of Series A Preferred Stock and Series B Preference Stock of the Company (incorporated by reference to Exhibit 3.4 to the Form 10-Q for the quarter ended December 31, 1998.)

Exhibit
Number                                   Description

3.5 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Form 10-Q for the quarter ended December 31, 1998.)

3.6 Bylaws of the Company, as amended, (filed as Exhibit 3.3 to the Company's Form 10-K dated September 25, 1995 and incorporated herein by reference.)

27*            Financial Data Schedule


-----------------

* Filed herewith.

                  (b)      Reports on Form 8-K.

                                    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VSI LIQUIDATION CORP.



Date:    May 24, 1999             By:  /s/ Joe M. Young
                                     ___________________________________________
                                       Joe M. Young
                                       Director  and Acting Financial Officer



840396