Form 10-K
period 1999-06-30
VSI LIQUIDATION CORP
filed 1999-09-28
CIK 873571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

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

                  2170 Piedmont Road NE, Atlanta, Georgia 30324
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (404) 888-2750

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of September 16, 1999: (a) 7,906,617 shares of Common Stock, $.01 par value, of the registrant were outstanding; (b) 2,072,872 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $259,109, based on the closing sale price of $0.125 per share on September 16, 1999.



887064v2

                       DOCUMENTS INCORPORATED BY REFERENCE


Part I:           None

Part II:          None

Part III: All items - see registrant's definitive proxy statement which involves the election of directors and which is expected to be filed with the commission within 120 days after the close of the fiscal year.

o        Item 10: Directors and Executive Officers of the Registrant

o        Item 11: Executive Compensation

o        Item 12: Security Ownership of Certain Beneficial Owners and Management

o        Item 13: Certain Relationships and Related Transactions

                                     Part I
ITEM 1.  BUSINESS

General

         Prior to January 5, 1999, the Company was engaged in the business of providing specialized industrial cleaning and other services to divisions and facilities of Fortune 500 companies and other substantial businesses engaged in heavy industry. Such services generally involved the removal of industrial grime, deposits, wastes, encrustations or coatings from equipment and facilities. The Company's principal customers were in the chemical, plastics, power generation, petroleum refining and primary metals businesses. The Company's industrial cleaning methods included, in addition to the use of waterblasting, vacuuming, and other more conventional procedures, the application of ultra-high pressure ("UHP") waterjetting and cutting methods.

         On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc.
("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds, to the extent not needed to indemnify HydroChem, will be released over the three year period following the closing. $1.0 million will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2000. This transaction closed on January 5, 1999, and was effective as of January 1, 1999.

         The Company changed its name from Valley Systems, Inc. to VSI Liquidation Corp. after the closing of this transaction, and does not have and will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company. After the closing, the Company used approximately $5.5 million of the proceeds of the sale to redeem the outstanding shares of Series C Preferred Stock, approximately $380,000 to redeem outstanding employee stock options and approximately $165,000 to pay retention bonuses to certain officers and employees. The Company also paid a liquidating dividend of $16.8 million ($2.13 per common share) to common stockholders from the proceeds of the sale.

Insurance

         Much of the work performed by the Company was pursuant to contracts that required the Company to indemnify the customer for injury or damage occurring on the work site. The terms of such indemnity agreements varied, but generally provided that the Company was required to indemnify the customer for losses resulting from or incurred in connection with performance by the Company of its services whether or not the Company was negligent. Liability for such indemnification claims is generally covered by the Company's insurance policies.

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

Proprietary Technology, Patents, Trademarks and Equipment

         All proprietary technology, patents, trademarks and equipment of the Company were sold as part of the Purchase Agreement discussed above. See "Item 1
- General".

Environmental Standards and Government Regulations

         The Company's operations were subject to numerous rules and regulations at the federal, state and local levels. The Company believes that it was and is in substantial compliance with the various rules and regulations. The Company has not experienced any significant regulatory problems.

         All of the Company's operations were subject to regulations issued by the United States Department of Labor under the Occupational Safety and Health Act ("OSHA"). Additionally, some of the Company's operations were subject to the provisions of the Federal Mine Safety and Health Act of 1977. These regulations have strict requirements for protecting employees involved with any materials that are classified as hazardous. Violations of these rules can result in fines.

         The Company does not believe that its past operating activities are subject to the duties pertaining to hazardous waste treatment, storage or disposal facilities, nor those duties pertaining to hazardous waste generators or transporters.

          In the event the Company performed a cleaning operation involving the disposal of a waste that would be defined as hazardous under the Resource Conversation and Recovery Act ("RCRA"), the Company could also be classified as a "generator" of hazardous waste, and therefore responsible for manifesting and transporting all such waste to permitted treatment, storage or disposal facilities in accordance with RCRA. As a generator, the Company could be potentially liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Act. To the Company's knowledge, none of the sites at which the Company performed services have been designated as Superfund sites. Moreover, to the Company's knowledge, it has not sent any hazardous substances or wastes to any site that has been designated as a Superfund site. Many states have implemented environmental guidelines similar in nature to RCRA and CERCLA.

         The Company believes that it was and is in substantial compliance with all federal, state and local laws and regulations governing its business. To date, the Company has not been subject to any significant fines, penalties or other liabilities under such laws and regulations. However, no assurance can be given that future changes in such law, and regulations, or interpretations thereof, will not have an adverse impact on the Company's financial position.

         The  Company's  general  liability  insurance is subject to a pollution exclusion endorsement. Such exclusion is generally found in the majority of general liability policies. The Company does not maintain environmental impairment liability insurance. Thus a claim for damages against the Company that involves pollution or environmental impairment will not be covered by insurance, and, depending on the size of the claim, could have a material adverse effect upon the financial position of the Company. See "Item 1 - Business-Insurance".

Employees

         As of August 31, 1999, the Company had no employees other than its officers and directors.

ITEM 2.  PROPERTIES

         As of August 31, 1999 the Company does not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS

          The Company is involved in two related lawsuits - Cardinal Environmental Services, Inc. v. Quadres Company, et al., Case No. CV 98 02 0749, Court of Common Pleas, Summit County, Ohio; and Valley Systems of Ohio, Inc. v. Erie Industrial Maintenance, Inc., et al., Case No. 368885, Court of Common Pleas, Cuyahoga County, Ohio. These two lawsuits involve the abatement and demolition of a building in Ohio.

         The owner of the building contracted to have the asbestos in the building abated and the building demolished. The general contractor for the project hired Eslich Wrecking Company ("Eslich") as its demolition contractor. Eslich hired Cardinal Environmental Services, Inc. ("Cardinal") as the asbestos abatement contractor. Cardinal employed Erie Industrial Maintenance, Inc. ("Erie") to provide the labor for the abatement. Erie, in turn, rented high pressure water removal equipment from the Company's subsidiary, Valley Systems of Ohio, Inc. ("Valley"). Valley also agreed to provide trained personnel for Erie to hire to operate the equipment as well as to train Erie employees in the use of the equipment.

         Eslich has charged that Valley made certain representations regarding abatement speed that were false, that its technique was experimental, that it negligently performed the abatement, and that it negligently sealed unabated asbestos materials. Eslich has also made claims against Valley for negligence and negligent concealment. Eslich claims that it was required to pay a new abatement contractor in excess of $1.5 million to complete the abatement process. Eslich seeks recovery of that $1.5 million from Valley, Erie, and/or Cardinal.

         Valley has asserted claims for common law and contractual indemnification against Erie. However, if Valley is successful in obtaining a judgment against Erie for indemnification, Erie may not be able to satisfy such a large judgment. Further, counsel for Erie has indicated that Erie's insurance company has denied coverage for this action.

         The Company vigorously disputes the allegations made against it, and no provision for any loss resulting from this litigation has been made in the consolidated financial statements.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 1999.

                                     Part II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock traded on the Nasdaq SmallCap Market of the Nasdaq Stock Market under the symbol VALE until January 5, 1999. At that time the Company was delisted from the Nasdaq Stock Market due to the sale of substantially all assets to HydroChem. The following table sets forth the high and low sale prices for the periods indicated.
                                                     High            Low
    Fiscal 1998:

    July 1, 1997 - September 30, 1997              $ 1.750         $ 1.250
    October 1, 1997 - December 31, 1997              1.750           0.750
    January 1, 1998 - March 31, 1998                 1.188           0.875
    April 1, 1998 - June 30, 1998                    1.500           0.938

    Fiscal 1999:

    July 1, 1998 - September 30, 1998                2.688           0.938
    October 1, 1998 - December 31, 1998              2.438           1.625
    January 1, 1999 - March 31, 1999                 2.250           0.250
    April 1, 1999 - June 30, 1999                    0.500           0.063

         Based on information furnished by certain brokerage firms that are record holders of the Company's Common Stock, the Company has in excess of 800 beneficial owners of its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

         Dollars in thousands, except per share data:

                                                         1999 (1)           1998           1997           1996            1995
                                                         ----------      ----------     ----------     ----------      -------

Sales                                                      $ 13,537        $ 24,431       $ 23,088       $ 21,875      $ 24,231
Gross profit                                                  5,072           9,040          8,559           6,853        8,562
Selling, general and administrative expenses                  3,663           7,145          7,268           7,254        7,155
Litigation settlements and related fees                           -               -          (752)               -            -
Interest expense                                                163             593            592             572          895
Gain on sale of substantially all assets
  and assumption of substantially all
  liabilities of the Company                                 22,719               -              -               -            -
Net Income (loss)                                            21,465           1,302          1,451           (973)          512
Earnings (loss) per common share:
         Basic and diluted                                     2.69            0.12           0.13          (0.16)         0.02
Total assets                                                  5,958          15,934         14,568          15,123       15,704
Total long-term debt                                              -           7,585          7,235           7,021        5,858
Total stockholders' equity                                    4,285           5,354          4,437           4,031        5,412
-------------------
(1) July 1, 1998 through January 1, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

FORWARD LOOKING STATEMENTS:

          Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, the possibility that HydroChem will successfully assert claims against funds held in the escrow account, the possibility that the costs of winding up the Company's affairs could exceed the Company's projections, the Company's potential liability pursuant to ongoing litigation (See Item 3., "Legal Proceedings.") and general business and economic conditions.

Results of Discontinued Operations - 1999 compared to 1998

         The results of operations for the year ended June 30, 1999 are not comparable to those for the year ended June 30, 1998. As discussed in the notes to the consolidated financial statements and in Item 1 - General, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations since that date have consisted only of the sale itself, distribution of the proceeds of the sale, and other transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

Results of Discontinued Operations - 1998 compared to 1997

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

         As there was no significant shift in sales between the various service lines in 1998, gross margin as a percentage of sales was 37%, the same as in 1997. As announced in May 1998, the Company was selected to be the primary supplier of vacuum and waterblasting services to FirstEnergy Corp. This three-year contract was expected to add approximately $3 million of additional revenues annually to these service lines.

         Selling, general and administrative expenses decreased by 2% in 1998 from 1997, and represented 29% of sales in 1998 compared to 31% in the prior year. Lower insurance expenses due to better loss experience helped cause this decrease, as well as lower occupancy costs resulting from the purchase of the Company's headquarters facility. Interest expense remained constant from 1997 to 1998, and amounted to 2% of sales in 1998 and 3% in the prior year.

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

                                                                  Three Months Ended
                                                         (In thousands, except per share data)
                                    9/30/97   12/31/97   3/31/98   6/30/98   9/30/98    12/31/98    3/31/99    6/30/99
                                    -------   --------   -------   -------   -------    --------    -------    -------

Sales                               $ 5,856    $ 6,058   $ 5,865   $ 6,652   $ 7,597     $ 5,940    $     -     $    -
Gross profit                          2,200      2,117     2,210     2,513     2,953       2,119          -          -
Net income                              304        131       344       523     1,027       6,437     13,661        340
Earnings per common share -
    basic and diluted               $   .03    $   .00   $   .03   $   .06   $   .12     $   .80    $  1.73     $  .04


          Net income for the quarter ended December 31, 1998 includes an income tax benefit of $5,985,000 resulting from reversal of a valuation allowance. Net income for the quarter ended March 31, 1999 was a result of the gain on the sale of substantially all assets to HydroChem. Net income for the quarter ended June 30, 1999 was primarily a result of an adjustment to the purchase price, an increase in the reserve for uncollectible accounts due to the return of accounts receivable pursuant to the Purchase Agreement and interest income earned.

Liquidity and Capital Resources

         On January 5, 1999, the Company completed the sale of substantially all of its operating assets and the operating assets of its wholly-owned subsidiary, Valley Systems of Ohio, Inc. ("VSO"), to HydroChem, pursuant to the Purchase Agreement, for approximately $30.0 million in cash, of which $26.0 million was payable immediately and $4 million was deposited into an escrow account to secure certain indemnification and other rights under the Purchase Agreement, and the assumption of the Company's and VSO's bank debt and certain other liabilities.

         Of the $26.0 million received at closing, after payment or making reasonable provision for the payment of all known and anticipated liabilities and obligations of the Company, payment of approximately $5.5 million to repurchase all of the 55,000 shares of the Company's outstanding Series C Preferred Stock held by Rollins Holding Company, Inc., payment of approximately $380,000 to redeem outstanding employee stock options and payment of approximately $165,000 as a retention bonus to certain officers and employees, approximately $16.8 million of the sale proceeds remained and were available for distribution to stockholders pursuant to the Plan of Liquidation and Dissolution adopted by the Company.

         On  January  29,  1999,  an  initial   liquidating   cash  dividend  of
approximately $16.8 million ($2.13 per share) was mailed to stockholders of record at the close of business on January 22, 1999. The Company now has no further assets to distribute and expects to have no additional assets in the future other than cash received from the escrow account referenced above and cash remaining after payment of all remaining expenses to wind up and dissolve the Company, if any.

         In May, 1999 certain accounts receivable totaling approximately $600,000 that were sold to HydroChem under the Purchase Agreement and guaranteed by the Company were returned by HydroChem to the Company and were paid for out of funds in escrow.

          The Company expects that, subject to any claims which may be made by HydroChem, the remaining escrowed funds of approximately $2.4 million will be released on or about the first, second, and third anniversaries of the closing date in amounts of approximately $400,000 in January 2000, and $1 million in each of January 2001 and 2002, with up to an additional $1 million being released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, expected to be in the year 2000. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder to be distributed as a liquidating cash dividend to stockholders as soon as is practicable. In addition, if the Company does not prevail in the ongoing litigation, any escrowed funds released to the Company may be required to be utilized to pay a judgment against the Company which payment will reduce the amount available to be distributed as a liquidation cash dividend to stockholders. See Item 3., "Legal Proceedings".

          As  of  the  fiscal  year  ended  June  30,  1999,   the  Company  had
approximately $1.7 million in cash in addition to approximately $3.4 million held in an escrow account.

         The Company will not engage in any further business activities and the only remaining activities will be those associated with the winding up and dissolution of the Company. The Company believes that the remaining cash on hand and in escrow will be sufficient to meet its liabilities and obligations until the Company is dissolved in accordance with Delaware law.

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

         The Company has identified third parties with which it has material relationships with respect to the Year 2000 issue. These parties are primarily large financial, telecommunication and information processing entities. All such third parties have reported to the Company that they are on schedule with their projects to remediate Year 2000 issues, and that they anticipate being Year 2000 compliant on a timely basis. The Company intends to continue to monitor the progress of these third parties and will develop contingency plans during Fiscal 2000 in the event one or more of these third parties fail to remediate their Year 2000 issues in such a way as to materially affect the winding up operations of the Company. At this time, the Company believes the risk of such third party failures having a material impact on the Company's winding up operations is remote.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Company's primary market risk is interest rate risk. The Company currently minimizes such risk by investing its temporary cash in money market funds and, pursuant to Escrow Agreement entered into by among Bank One Texas, N.A. and the Company, the escrowed funds are invested in United States Treasury Bills having a maturity of 90 days or less, repurchase obligations secured by such United States Treasury Bills and demand deposits with the escrow agent. The Company does not engage in derivative transactions, and no financial instrument transactions are entered into for hedging purposes. As a result, the Company believes that it has no material interest rate risk to manage.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The required financial statements of the Registrant are set forth immediately following the signature page to this Form 10-K. See "Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K", for index to the financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is expected to be set forth under the captions "Election of Directors" and "Executive Compensation" of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is expected to be set forth under the caption "Executive Compensation" of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this item is expected to be set forth under the caption "Beneficial Ownership of Voting Securities" of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is expected to be set forth under the caption "Executive Compensation" of the registrant's definitive proxy statement, and incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   (1)          Financial Statements Filed

                  Valley Systems, Inc. and Subsidiaries:
                      Report of Independent Accountants.
                      Consolidated Balance Sheets at June 30, 1999 and 1998. Consolidated Statements of Discontinued Operations for the
                         years  ended June 30,  1999,  1998 and 1997.
                      Consolidated Statements  of  Stockholders'  Equity for the
                         years ended June 30, 1999, 1998 and 1997.
                      Consolidated  Statements of Cash Flows for the years ended
                         June 30,  1999,  1998 and 1997.
                      Notes to Consolidated Financial Statements.

     (2)          Exhibits

No.       Description of Exhibit

2.1 Second Amended and Restated Asset Purchase Agreement, dated as of September 8, 1998, among the Company, Valley Systems of Ohio, Inc. and HydroChem Industrial Services, Inc. (Incorporated herein by reference to Appendix A of the Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on December 15, 1998.)

3.1       Restated Certificate of Incorporation of the Company (filed as Exhibit
          3.1 to the Company's Registration Statement on Form S-1 filed on June 11, 1991, and incorporated therein by reference.)

3.2 Certification of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Form 10-K dated September 25, 1995, and incorporated herein by reference.)

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

10.2+ Purchase Order dated June 11, 1998 between Ohio Edison/Pennsylvania Power Company and the Registrant (Incorporated by reference to Exhibit
          10.25 to the Form 10-K/A for the fiscal year June 30, 1998.)

21.1*     Subsidiaries of the Registrant.

27.1*     Financial Data Schedule.

------------------------------

*   Filed herewith.

+ The Company has applied for confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.

Reports on Form 8-K filed during the three months ended June 30, 1999

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            VSI LIQUIDATION CORP.


September 28, 1999                          By: \s\  Ed Strickland
                                               ---------------------------
                                               Ed Strickland, President
                                               and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                          Title                    Date
---------                          -----                    ----

\s\  Allen O. Kinzer               Director                 September 28, 1999
--------------------
Allen O. Kinzer
\s\  Joe M. Young                  Director                 September 28, 1999
-----------------
Joe M. Young

                      VSI LIQUIDATION CORP. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page
                                                                    Number

REPORT OF INDEPENDENT ACCOUNTANTS                                     14

CONSOLIDATED BALANCE SHEETS - June 30, 1999 and 1998                  15

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
     - Years ended June 30, 1999, 1998 and 1997                       16

CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
     - Years ended June 30, 1999, 1998 and 1997                       17

CONSOLIDATED STATEMENTS OF CASH FLOWS
     - Years ended June 30, 1999, 1998 and 1997                       18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          19-25

All schedules are omitted because they are not required under the instructions, are inapplicable, or the information is included elsewhere in the financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders of
VSI Liquidation Corp.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of discontinued operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of VSI Liquidation Corp. and Subsidiary (the "Company") at June 30, 1999 and 1998, and the results of their discontinued operations and their cash flows for each of the three years in the period ended June 30,1999, in conformity  with  generally  accepted  accounting  principles.  These  financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As more fully described in Note 2 to the consolidated financial statements, the Company sold substantially all of its net operating assets on January 1, 1999.



                                                  PricewaterhouseCoopers LLP




September 23, 1999
Cleveland, Ohio

                      VSI LIQUIDATION CORP. AND SUBSIDIARY

                          Consolidated Balance Sheets
                             June 30, 1999 and 1998

                                                                     1999                   1998
                                                            ---------------------    ------------------

                    ASSETS

Current assets:
     Cash                                                   $ 1,765,382               $     207,492
     Cash in escrow account                                     410,807                           -
     Accounts receivable, net                                   425,175                   5,740,394
     Prepaid supplies                                                 -                     522,992
     Prepaid expenses and deposits                              356,651                     155,439
                                                            ---------------------    ------------------
        Total current assets                                   2,958,015                  6,626,317

Cash in escrow account                                         3,000,000                          -
Property and equipment, net                                            -                  8,896,650
Intangible assets                                                      -                    411,000
                                                            ---------------------    ------------------
            Total assets                                    $  5,958,015              $  15,933,967
                                                            =====================    ==================

         LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:
     Accounts payable                                       $     70,145              $     726,054
     Accrued expenses                                            323,215                  1,610,470
     Income taxes payable                                        159,000                          -
     Deferred income taxes                                        64,474                          -
     Current portion of long-term debt                                 -                    659,257
                                                            ---------------------    ------------------
        Total current liabilities                                616,834                  2,995,781

Deferred income taxes                                          1,056,526                          -
Long-term debt                                                         -                  7,584,593
                                                            ---------------------    ------------------
        Total liabilities                                      1,673,360                 10,580,374
                                                            ---------------------    ------------------
Commitments and contingencies                                          -                          -
Stockholders' equity:
     Preferred stock, $.10 par value; authorized
        2,000,000 shares, issued and outstanding
        55,000 shares at June 30, 1998                                 -                      5,500
     Common stock, $.01 par value; authorized
        12,000,000 shares, issued and outstanding
        8,512,073 shares                                          79,066                     85,121
     Paid-in capital                                           3,773,492                 26,786,040
     Retained earnings                                           432,097                (20,840,060)
     Treasury stock, at cost, 605,456 shares at
        June 30, 1998                                                  -                   (683,008)
                                                            ---------------------    ------------------
                                                               4,284,655                  5,353,593
                                                            ---------------------    ------------------
          Total liabilities and stockholders' equity        $  5,958,015             $   15,933,967
                                                            =====================    ==================


The accompanying notes are an integral part of these consolidated financial statements.

                      VSI LIQUIDATION CORP. AND SUBSIDIARY

               Consolidated Statements of Discontinued Operations
                for the years ended June 30, 1999, 1998 and 1997



                                                        1999                     1998               1997
                                                ----------------------  --------------------  ---------------------------

Sales                                           $     13,536,876        $    24,431,385       $  23,088,298
Cost of sales                                          8,464,830             15,391,490          14,529,554
                                                ----------------------  --------------------  ------------------
     Gross profit                                      5,072,046              9,039,895           8,558,744

Selling, general and administrative expenses           3,662,704              7,144,739           7,267,973
Interest expense, net                                    163,264                593,127             592,024
Gain on settlement of litigation                               -                      -             752,236
Gain on sale of substantially all assets to,
    and assumption of substantially all
    liabilities of the Company by,
    Hydrochem Industrial Services, Inc.               22,718,579                      -                   -
                                                ----------------------  --------------------  ------------------

Income from discontinued operations before
    income taxes                                      23,964,657              1,302,029           1,450,983

Income taxes                                           2,500,000                      -                   -
                                                ----------------------  --------------------  ------------------

     Net income                                 $     21,464,657        $     1,302,029        $  1,450,983
                                                ======================  ====================  ==================

Earnings per share:

Net earnings per common share -  basic
                                                $          2.69         $           .12       $         .13
                                                ======================  ====================  ==================

Net earnings per common share -
   assuming dilution                             $          2.69        $           .12       $         .13
                                                ======================  ====================  ==================

Weighted average shares used in
  computation - basic and diluted                      7,906,617              7,906,617           8,203,069
                                                ======================  ====================  ==================



The accompanying notes are an integral part of these consolidated financial statements.

                      VSI LIQUIDATION CORP. AND SUBSIDIARY


                Consolidated Statements of Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997


                                                                            Retained
                              Preferred     Common         Paid-In         (Deficit)           Treasury
                              Stock (1)    Stock (2)        Capital         Earnings            Stock            Total
                              ---------- -------------- ----------------- ----------------- --------------- ----------------

Balance, July 1, 1996         $  5,500     $ 85,121      $ 26,786,040    $(22,726,822)       $(118,638)       $ 4,031,201
Purchase of treasury
   stock                                                                                      (564,370)          (564,370)
Net income                                                                  1,450,983                           1,450,983
Series C preferred
   dividends                                                                 (481,250)                           (481,250)
                              --------- ------------ -----------------  ----------------- ---------------   ---------------
Balance, June 30, 1997           5,500       85,121        26,786,040     (21,757,089)        (683,008)         4,436,564
Net income                                                                  1,302,029                           1,302,029
Series C preferred
   dividends                                                                 (385,000)                           (385,000)
                              --------- ------------ -----------------  ----------------- ---------------   ---------------
Balance, June 30, 1998           5,500       85,121        26,786,040     (20,840,060)        (683,008)         5,353,593
Net income                                                                 21,464,657                          21,464,657
Series C preferred
   dividends                                                                 (192,500)                           (192,500)
Retirement of treasury
   stock                                     (6,055)         (676,953)                         683,008                 -
Redemption of Series C
   Preferred Stock              (5,500)                    (5,494,500)                                         (5,500,000)
Distribution of $2.13 per
   share to common
   stockholders                                           (16,841,095)                                        (16,841,095)
                              --------- ------------ -----------------   ---------------  ---------------   ---------------

Balance, June 30, 1999         $     -     $ 79,066      $  3,773,492    $    432,097       $        -       $  4,284,655
                              ========= ============ =================   ================= ===============  ===============


(1) Share amounts are  equivalent to ten times dollar  amounts
(2) Share amounts are equivalent to one hundred times dollar amounts


The accompanying notes are an integral part of these consolidated financial statements.

                      VSI LIQUIDATION CORP. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                for the years ended June 30, 1999, 1998 and 1997


                                                                       1999                1998               1997
                                                                   ------------------   ----------------  -------------------

Cash flows from operating activities:
   Net income                                                      $  21,464,657        $ 1,302,029       $   1,450,983
   Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
       Depreciation and amortization                                   1,476,569          2,758,868           3,138,326
       Gain on disposition of property and equipment                     (31,625)           (66,083)             (5,784)
       Gain on sale of assets and assumption of liabilities          (22,718,579)                 -                   -
       Deferred income taxes                                           1,121,000                  -                   -
       (Increase) decrease in assets:
           Accounts receivable                                           262,195           (102,044)           (953,631)
           Prepaid expenses and supplies                                (383,543)           (47,820)              6,422
       Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                         408,923            (63,921)         (1,036,443)
           Income tax payable                                            159,000                   -                  -
                                                                   ------------------   ----------------  -------------------
Cash provided by operating activities                                  1,758,597           3,781,029          2,599,873
                                                                   ------------------   ----------------  -------------------

Cash flows from investing activities:
   Additions to property and equipment                                (1,635,104)        (2,295,049)         (1,665,092)
   Proceeds from dispositions of property and equipment                   31,625            240,092             148,240
   Proceeds from sale of assets and assumption of
     liabilities, net of expenses of sale and cash
     sold with assets                                                 28,469,429                  -                   -
Establishment of escrow account                                       (4,000,000)                 -                   -
Change in escrow account                                                 589,193                  -                   -
                                                                   ------------------   ----------------  -------------------
Cash provided from (used in) investing activities                     23,455,143         (2,054,957)         (1,516,852)
                                                                   ------------------   ----------------  -------------------

Cash flows from financing activities:
   Net (payments) borrowings from revolving loan                        (505,669)        (1,467,355)            583,403
   Payments of other long-term debt                                     (520,336)          (252,394)           (603,060)
   Additional borrowings of long-term debt                                     -            386,076                   -
   Payments of preferred stock dividends                                (288,750)          (385,000)           (385,000)
   Purchase of treasury stock                                                  -                  -            (564,370)
   Redemption of Series C Preferred Stock                             (5,500,000)                 -                   -
   Distribution to common stockholders                               (16,841,095)                 -                   -
                                                                   ------------------   ----------------  -------------------
      Cash used in financing activities                              (23,655,850)        (1,718,673)           (969,027)
                                                                   ------------------   ----------------  -------------------
Increase in cash                                                       1,557,890              7,399             113,994
Cash at beginning of year                                                207,492            200,093              86,099
                                                                   ------------------   ----------------  -------------------
Cash at end of year                                                $   1,765,382        $   207,492        $    200,093
                                                                   ==================   ================  ===================

Cash paid for:
   Interest                                                        $     303,623        $   589,340        $    592,024
   Income taxes                                                        1,220,000                  -                   -

Non-cash investing activities:
  Property and equipment acquired with capital leases                          -          1,846,474                   -
Non-cash financing activities:
  Preferred stock dividends accrued                                            -                  -              96,250


The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      VSI LIQUIDATION CORP. AND SUBSIDIARY

1.   Description of Business:

The Company was engaged in the business of providing specialized industrial cleaning and other services to divisions and facilities of Fortune 500 companies and other substantial businesses engaged in heavy industry. Such services generally involved the removal of industrial grime, deposits, wastes, encrustations and coatings from equipment and facilities. The Company's principal customers were in the chemical, plastics, power generation, petroleum refining and primary metals businesses. The Company's industrial cleaning methods included, in addition to the use of waterblasting, vacuuming and other more conventional procedures, the application of ultra-high pressure ("UHP") waterjetting methods.

2. Sale of Substantially All Assets and Assumption of Substantially All Liabilities of the Company:

On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. The Company has reserved $100,000 in the financial statements for potential future liabilities to HydroChem to be paid from the escrow account. Escrow funds, to the extent not needed to indemnify HydroChem, will be released over the next three years. $1.0 million will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2000. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale.

The Company changed its name from Valley Systems, Inc. to VSI Liquidation Corp. after the closing of this transaction, and will not have any business operations other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company. After the closing, the Company used approximately $5.5 million of the proceeds of the sale to redeem the outstanding shares of Series C Preferred Stock, approximately $380,000 to redeem outstanding employee stock options and approximately $165,000 to pay retention bonuses to certain officers and employees. The Company also paid a liquidating dividend of $16.8 million ($2.13 per common share) to common stockholders from the proceeds of the sale.

The following summarizes the assets sold and the liabilities assumed under the Purchase Agreement:



                                                 Balance            Amount            Balance
                                                 12/31/98            Sold           After Sale
                                             ----------------- ----------------- ------------------

Cash                                           $   222,800     $     222,800      $           -
Accounts receivable                              5,053,024         5,053,024                  -
Prepaid supplies                                   626,348           626,348                  -
Prepaid expenses                                   159,350            78,574             80,776
Deferred expenses of asset sale                  1,132,091                -           1,132,091
Deferred income taxes                            5,985,000                -           5,985,000
Property and equipment, net                      9,994,390         9,994,390                  -
Intangible assets                                  342,500           342,500                  -
                                             -------------- ----------------- ------------------
     Total assets                               23,515,503        16,317,636          7,197,867
                                             -------------- ----------------- ------------------
Accounts payable                                   748,083           748,083                  -
Accrued expenses                                 2,053,086         1,607,353            445,733
Long-term debt                                   8,088,550         8,088,550                  -
                                             -------------- ----------------- ------------------
     Total liabilities                          10,889,719        10,443,986            445,733
                                             ============== ================= ==================
          Net assets                         $  12,625,784        $5,873,650      $   6,752,134
                                             ============== ================= ==================







The gain on this transaction is as follows:

     Proceeds from sale                                                           $  29,960,308
     Less:
          Net basis of assets sold and liabilities assumed                            5,873,650
          Expenses of sale                                                            1,268,079
          Reserve for liabilitis resulting from indemnities and
               guaranties under the Purchase Agreement                                  100,000
                                                                              -----------------
     Gain on sale                                                                 $  22,718,579
                                                                              ==================




Revenues earned and expenses incurred by the Company since the sale on January 1, 1999 to June 30, 1999 include $87,000 of interest income earned on cash in the escrow account and $394,000 of selling, general and administrative expenses.

3.   Summary of Significant Accounting Policies:

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

Revenue Recognition: Sales and the related cost of sales for services provided were recorded as the services were performed.

Cash in Escrow Account: Cash in escrow includes highly liquid investments with a maturity of three months or less when purchased. Carrying values of such investments approximate fair value due to the short-term nature of these instruments.

Accounts Receivable: The Company's customers were located primarily throughout the United States. The Company monitored potential credit losses and such losses have been within management's expectations. Accounts receivable which become uncollectible are written off against operations at the time they are deemed to be worthless. The total uncollectible accounts charged to operations for the years ended June 30, 1999, 1998 and 1997 were $232,000, $14,000, and $51,000, respectively. The allowance for doubtful accounts was $300,000 at June 30, 1999 and $125,000 at June 30, 1998.

Prepaid Supplies: Prepaid supplies consisted of items to be used in operations, and are stated at the lower of cost (first in, first out) or market.

Property and Equipment: Property and equipment was stated at cost. The Company used the straight-line method of depreciation for financial reporting purposes. For income tax purposes, depreciation was computed by either the accelerated or modified cost recovery methods. The estimated useful lives for financial reporting purposes were as follows:

           Building and leasehold improvements              7 to 20 years
           Automobiles and trucks                           3 to 7 years
           Equipment                                        3 to 7 years

The cost and related accumulated depreciation of assets retired, sold or otherwise disposed of were removed from the accounts and any gain or loss was reflected in the current years' results of operations.

Income Taxes: Deferred income taxes are provided to reflect the tax effects of temporary differences between financial and tax reporting, principally related to depreciation.

Intangible Assets: Intangible assets included the cost of certain patents, technology, trademarks, and a non-compete agreement. These items were amortized to operations on a straight-line basis over 10 years, the period in which the economic benefits were estimated to be realized. Accumulated amortization amounted to $959,000 as of June 30, 1998.

Earnings Per Common Share: Earnings per share of common stock have been calculated according to the guidelines of Financial Accounting Standards No. 128, "Earnings Per Share."

Basic earnings per common share are computed by dividing net income less preferred stock dividend requirements ($192,500 for the year ended June 30, 1999 and $385,000 per year for the years ended June 30, 1998 and 1997) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share do not vary from basic earnings per share for any of the periods presented because there were no dilutive potential shares of common stock outstanding. The dilutive effect of outstanding potential shares of common stock was computed using the treasury stock method.

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

Business Segment Information: Management has determined that the Company consists of a single operating segment, therefore, there are no disclosure requirements under Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

Reclassifications: Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

4.   Property and Equipment:

Property and equipment consisted of the following:

                                                    1999          1998
                                                  --------     ----------
Land                                              $   -       $   420,683

Building and leasehold improvements                   -         1,032,752


Automobiles and trucks                                -         8,600,072
Equipment                                             -         8,637,151
Equipment in progress and parts                       -           199,538
                                                  -------     -----------
                                                      -        18,890,196
Less accumulated depreciation and amortization        -         9,993,546
                                                  -------     -----------
                                                  $   -       $ 8,896,650
                                                  =======     ===========

Included in property and equipment were assets under capital leases of $3,618,000 with related accumulated depreciation of $1,230,000 as of June 30, 1998.

The Company incurred repairs and maintenance costs on property and equipment of approximately $610,000, $1,350,000 and $1,450,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

5.   Accrued Expenses:

Accrued expenses consist of the following:

                                             1999              1998
                                           --------         ---------
Accrued payroll and compensation          $      -         $  927,000
Accrued preferred stock dividends                -             96,250
Other accrued liabilities                   323,215           587,220
                                          ---------        ----------
                                          $ 323,215        $1,610,470
                                          =========        ==========


6.   Long-Term Debt:

Long-term debt was comprised of the following:

                                             1999              1998
                                          ---------     -------------
Capitalized leases (A)                    $     -       $ 2,114,640
Revolving loan - bank (C)                       -         5,742,543
Mortgage loan - bank (D)                        -           386,667
                                          ---------     -----------
                                                -         8,243,850
Less: current portion of long-term debt         -           659,257
                                          ---------     -----------
                                          $     -       $ 7,584,593
                                          =========     ===========


A. Capitalized leases were due in monthly installments ranging from $4,000 to $15,000 and bear interest of 8.5%.

B. The Company has an $8 million loan agreement with its majority stockholder, which expires in July 2000. This facility may be utilized by borrowings at .5% over the prime rate (payable quarterly) or, at the Company's option, by having the stockholder provide bank letters of credit which the Company can utilize as collateral for other obligations. The Company reimburses the stockholder for the actual cost of the letters of credit. This loan agreement is collateralized by essentially all assets of the Company. At June 30, 1999, there are no loans outstanding under this facility, and the stockholder has issued $800,000 in bank letters of credit that were still outstanding.

C. This obligation represented borrowings under a $7,500,000 revolving loan agreement with a bank. The loan had interest at 1.7% below the prime rate (6.80% at June 30, 1998), payable monthly, and was collateralized by a bank letter of credit provided by the Company's majority shareholder under the loan agreement described in B. above. This loan agreement was assumed by HydroChem as part of the sale of substantially all assets of the Company in January 1999.

D. Mortgage loan payable in monthly installments of $2,778 plus interest on the outstanding balance at the prime rate (8.5% at June 30, 1998), due September 2007. This mortgage was assumed by HydroChem as part of the sale of substantially all assets of the Company in January 1999.

7.   Income Taxes:

The income tax provision for the three years ended June 30, 1999 is comprised of the following amounts:

                                                       1999            1998        1997
                                                     -----------      ------      ------
   Current                                           $ 1,379,000         $ 0        $ 0
   Deferred                                            1,121,000           0          0
                                                     -----------      ------      ------
        Total provision                              $ 2,500,000         $ 0        $ 0
   Statutory rate                                            34%         34%        34%
   State and local taxes, net of federal benefit             52           5          5
   Operating loss utilized                                  (29)        (39)       (39)
                                                     -----------      ------      ------
        Effective rate                                       10%          0%         0%
                                                                      ======      ======


Deferred federal income taxes reflect the impact for financial statement reporting purposes of temporary differences between the financial statement and tax basis of assets and liabilities. At June 30, 1999 and 1998, the components of the net deferred tax assets and liabilities were as follows:



                                                      1999              1998
                                                 ---------------   -------------
  Deferred tax assets:
       Allowance for doubtful accounts           $    117,000       $  50,000
       Vacation accrual                                     -         144,000
       Net operating loss carryforwards                     -       7,654,878
       Other                                                -         164,912
                                                 --------------    -------------
                                                      117,000       8,013,790
  Deferred tax liabilities:
       Basis difference in fixed assets                     -        (596,930)
       Escrow account                                (1,200,598)            -
       Other                                            (37,402)            -
                                                 --------------    -------------
                                                     (1,238,000)     (596,930)
                                                 --------------    -------------
  Net deferred tax (liabilities) assets             (1,121,000)     7,416,860
  Valuation allowance                                        -     (7,416,860)
                                                 --------------    -------------
          Net deferred taxes recognized           $ (1,121,000)    $        -
                                                 ==============    =============


8.   Litigation:

In addition to the matters discussed below, the Company is involved in various litigation arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not have a material effect on the Company's operations, financial position or cash flows.

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

9.   Stockholders' Equity:

In September 1994, the Company issued 55,000 shares of Series C Preferred Stock to its majority stockholder, which then transferred them to an affiliate. Each share of the Series C Preferred Stock was entitled to a cumulative annual dividend of $7.00, payable quarterly. The proceeds from the sale of the preferred shares totaled $5.5 million; $3.0 million in the conversion of debt for equity and $2.5 million of cash. In the event the Company is merged or consolidated such that the majority shareholder no longer holds a controlling interest in the surviving or resulting entity, the preferred stock must be redeemed and retired for $5.5 million plus any accrued and unpaid cumulative dividends. In accordance with this provision, the preferred shares were redeemed and retired after the sale of substantially all of the Company's assets to HydroChem in January 1999.

10.   Stock Options and Warrants:

A. In 1991, the Company adopted a stock option plan. Up to 400,000 shares of common stock could be issued under the plan. Due to the sale of substantially all assets of the Company, all outstanding options on January 1, 1999 were redeemed by the Company using a market value of $2.50 per share. The difference between the market price and the option price was paid to the option holder in cash, with a total cost of approximately $380,000. No further options will be issued under the plan.

B. In October 1994, the Company issued stock options to its directors to purchase a total of 50,000 shares of its common stock at $1.50 per share. These options are not part of the stock option plan above, and were redeemed at the same time and under the same terms as those options that were part of the plan, with a total cost of $50,000.


C. In 1999, 1998 and 1997, respectively, options to purchase 11,900, 46,700 and 24,000 shares of common stock were forfeited.

D. The Company has elected to adopt the "disclosure-only" provisions of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), with no compensation cost recognized for options granted at or above market value. For SFAS No. 123, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998 and 1997: (a) risk-free interest rates of 6.40% to 7.04%; (b) no dividend yield in either year; (c) expected terms of 8 years; and (d) volatility of 95%.

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

At June 30, 1999, warrants to purchase shares of the Company's common stock were outstanding as follows:

           Warrant
            Price       Shares     Expiration Date
           ---------   ---------   ---------------

           $  3.09     2,314,000     May 2000
           $ 15.00       100,000     September 2001

11.   Employee Benefit Plan:

In 1991, the Company adopted a 401(k) plan that covers substantially all employees. The plan is a discretionary plan in that the Company may or may not make contributions to the plan. The Company did not contribute to the plan during the three years ended June 30, 1999. Effective January 1, 1999, the Company terminated this plan as a result of the sale of substantially all of the Company's assets to HydroChem. On April 20, 1999 the Company filed an application for termination of the plan with the Internal Revenue Service. Termination is expected to be completed in December 1999.