Form 10-Q
period 1999-09-30
VSI LIQUIDATION CORP
filed 1999-11-15
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

         As of September 30, 1999, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.



985632v1


                        PART 1 - - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                              VSI Liquidation Corp.
                           Consolidated Balance Sheets

                                                                         September 30, 1999
                                                                             (unaudited)           June 30, 1999
                                                                        ----------------------  ---------------------
                                ASSETS
Current assets:
   Cash                                                                          $  1,812,791          $   1,765,382
   Cash in escrow account                                                             441,338                410,807
   Accounts receivable, net                                                           239,916                425,175
   Prepaid expenses and deposits                                                      355,102                356,651
                                                                        ----------------------  ---------------------
     Total current assets                                                           2,849,147              2,958,015
Cash in escrow account                                                              3,000,000              3,000,000
                                                                        ---------------------   ---------------------
        Total assets                                                             $  5,849,147          $   5,958,015
                                                                        ======================  =====================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $     34,856          $      70,145
   Accrued expenses                                                                   312,122                323,215
   Income tax payable                                                                 116,449                159,000
   Deferred income taxes                                                               64,474                 64,474
                                                                        ----------------------  ---------------------
     Total current liabilities                                                        527,901                616,834
Deferred income taxes                                                               1,056,526              1,056,526
                                                                        ----------------------  ---------------------
     Total liabilities                                                              1,584,427              1,673,360
                                                                        ----------------------  ---------------------
Stockholders' equity:
   Common stock, $.01 par value; authorized
     12,000,000 shares, issued and outstanding
     7,906,617 shares                                                                  79,066                 79,066
   Paid-in capital                                                                  3,773,492              3,773,492
   Retained earnings                                                                  412,162                432,097
                                                                        ----------------------  ---------------------
                                                                                    4,264,720              4,284,655
                                                                        ----------------------  ---------------------
        Total liabilities and stockholders' equity                               $  5,849,147          $   5,958,015
                                                                        ======================  =====================

                 See notes to consolidated financial statements.

                              VSI Liquidation Corp.
               Consolidated Statements of Discontinued Operations
                                   (unaudited)


                                                    Three months ended
                                                       September 30
                                            -----------------------------------
                                                  1999              1998
                                            ----------------- -----------------

Sales                                             $        -       $ 7,597,337

Cost of sales                                              -         4,643,927
                                            ----------------- -----------------
Gross profit  from operations                              -         2,953,410

Selling, general and administrative
  expenses                                            85,438         1,785,594
Interest (income) expense, net                      (54,503)           140,532
                                            ----------------- -----------------
Income before income taxes                          (30,935)         1,027,284

Income taxes                                        (11,000)                 -
                                            ----------------  -----------------
Net income (loss)                                 $ (19,935)       $ 1,027,284
                                            ================= =================
Net earnings (loss) per common share:
   Basic                                          $     0.00       $      0.12
                                            ================= =================
   Diluted                                        $     0.00       $      0.12
                                            ================= =================
Weighted average shares used in
   computation - basic and diluted                 7,906,617         7,906,617
                                            ================= =================



                 See notes to consolidated financial statements.



                              VSI Liquidation Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three months ended September 30
                                                                                    -------------------------------------
                                                                                          1999               1998
                                                                                    ------------------ ------------------

Cash flows from operating activities:
   Net income (loss)                                                                  $ (19,935)        $ 1,027,284
   Adjustments to reconcile net income to net cash flows from operating activities:
        Depreciation and amortization                                                           -            720,122
        Gain on disposition of property and equipment                                           -              (600)
       (Increase) decrease in assets:
             Accounts receivable                                                          185,259        (1,422,665)
             Prepaid supplies                                                                   -           (27,841)
             Prepaid expenses                                                               1,549          (109,625)
             Escrow account                                                              (30,531)                  -
        Increase (decrease) in liabilities:
             Accounts payable                                                            (35,289)            (3,750)
             Accrued expenses                                                            (11,093)            146,337
             Income tax payable                                                          (42,551)                  -
                                                                                    -------------- ------------------
                 Cash provided by operating activities                                     47,409            329,262
                                                                                    -------------- ------------------
Cash flows from investing activities:
   Additions to property and equipment                                                          -        (1,583,483)
   Proceeds from disposition of property and equipment                                          -                600
                                                                                    -------------- ------------------
                 Cash used by investing activities                                              -        (1,582,883)
                                                                                    -------------- ------------------
Cash flows from financing activities:
   Net payments (borrowings) on revolving line of credit                                        -            179,618
   Additional borrowings of long-term debt                                                      -          1,088,403
   Payments of long-term debt                                                                   -           (76,726)
   Payments of preferred stock dividends                                                        -           (96,250)
                                                                                    -------------- ------------------
                 Cash provided by financing activities                                          -          1,095,045
                                                                                    -------------- ------------------

Increase (decrease) in cash                                                                47,409          (158,576)
Cash at beginning of period                                                             1,765,382            207,492
                                                                                    -------------- ------------------
Cash at end of period                                                                 $ 1,812,791       $     48,916
                                                                                    ============== ==================
Cash paid for:
   Interest                                                                           $         -       $    140,532
                                                                                    ============== ==================

                 See notes to consolidated financial statements.

                                 VSI Liquidation Corp.
                   Notes to Consolidated Financial Statements


1.       BASIS OF PRESENTATION:

         Reference is made to the annual report on Form 10-K filed September 28, 1999 for the fiscal year ended June 30, 1999.

         The financial statements for the periods ended September 30, 1999 and 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.       INCOME TAXES:

         The provision for income taxes for the three months ended September 30, 1998 varies from the customary relationship with pre-tax income due to utilization of net operating loss carryforwards.

3.       CONTINGENCIES:

         The Company is involved in various litigation arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not have a material effect on the Company's operations, cash flows or financial position.

4.       INCOME PER COMMON SHARE:

         Basic earnings per common share are computed by dividing net income less preferred stock dividend requirements (none for the three months ended September 30, 1999 and $96,250 for the three months ended September 30, 1998) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share do not vary from basic earnings per share for any of the periods presented because there were no dilutive potential shares of common stock outstanding. The dilutive effect of outstanding potential shares of common stock is computed using the treasury stock method.

5. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

         On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $29.8 million, adjusted for increases or decreases in net assets after June 30, 1998. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. The Company has reserved $100,000 in the financial statements for potential future liabilities to HydroChem to be paid from the escrow account. Escrow funds, to the extent not needed to indemnify HydroChem, will be released over the next three years. $1.0 million of the escrow funds will be released if and when the Company provides certain environmental assurances to HydroChem, currently expected to be during 2000. This transaction closed on January 5, 1999, and was effective as of January 1, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS:

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, the possibility that HydroChem will successfully assert claims against funds held in the escrow account, the possibility that the costs of winding up the Company's affairs could exceed the Company's projections, the Company's potential liability pursuant to ongoing litigation, and general business and economic conditions.

RESULTS OF OPERATIONS:

Three months ended September 30, 1999 as compared to the three months ended September 30, 1998:

The results of operations for the three months ended September 30, 1999 are not comparable to those for the three months ended September 30, 1998. As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the quarter ended September 30, 1999 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

LIQUIDITY AND CAPITAL RESOURCES:

On January 5, 1999, the Company completed the sale of substantially all of its operating assets and the operating assets of its wholly-owned subsidiary, Valley Systems of Ohio, Inc. ("VSO"), to HydroChem, pursuant to the Purchase Agreement, for approximately $29.8 million in cash, of which $25.8 million was payable immediately and $4 million was deposited into an escrow account to secure certain indemnification and other rights under the Purchase Agreement, and the assumption of the Company's and VSO's bank debt and certain other liabilities.

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

The Company expects that, subject to any claims which may be made by HydroChem, the remaining escrowed funds of approximately $2.4 million will be released on or about the first, second, and third anniversaries of the closing date in amounts of approximately $400,000 in January 2000, and $1 million in each of January 2001 and 2002, with up to an additional $1 million being released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, currently expected to be in the year 2000.
There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder to be distributed as a liquidating cash dividend to stockholders as soon as is practicable. In addition, if the Company does not prevail in the ongoing litigation, any escrowed funds released to the Company may be required to be utilized to pay a judgment against the Company which payment will reduce the amount available to be distributed as a liquidating cash dividend to stockholders. See Item 3., "Legal Proceedings."

As of September 30, 1999 the Company had approximately $1.8 million in cash in addition to approximately $3.4 million held in an escrow account.

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

Item 3.           Defaults Upon Senior Securities:  Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders:  None

Item 5.           Other Information:  None

Item 6:           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:



Exhibit
Number                                Description
------                                -----------

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

                                       VSI LIQUIDATION CORP.



Date:    November 15, 1999             By: /s/ Joe M. Young
                                           -------------------------------------
                                           Joe M. Young
                                           Director and Acting Financial Officer