Form 10-Q
period 1999-12-31
VSI LIQUIDATION CORP
filed 2000-02-14
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

     As of December 31, 1999, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              VSI LIQUIDATION CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31, 1999
                                                                            (UNAUDITED)           JUNE 30, 1999
                                                                        ---------------------  ---------------------
                               ASSETS
Current assets:
   Cash                                                                     $      1,779,784   $          1,765,382
   Cash in escrow account                                                            330,011                410,807
   Accounts receivable, net                                                          226,637                425,175
   Prepaid expenses and deposits                                                     367,912                356,651
                                                                        ---------------------  ---------------------
     Total current assets                                                          2,704,344              2,958,015

Cash in escrow account                                                             3,154,229              3,000,000
                                                                        =====================  =====================
        Total assets                                                        $      5,858,573              5,958,015
                                                                        =====================  =====================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $           80,847   $             70,145
   Accrued expenses                                                                  268,793                323,215
   Income tax payable                                                                      -                159,000
   Deferred income taxes                                                             182,923                 64,474
                                                                        ---------------------  ---------------------
     Total current liabilities                                                       532,563                616,834

Deferred income taxes                                                              1,056,526              1,056,526
                                                                        ---------------------  ---------------------
     Total liabilities                                                             1,589,089              1,673,360
                                                                        ---------------------  ---------------------
Stockholders' equity:
   Common stock, $.01 par value; authorized 12,000,000 shares,
      issued and outstanding 7,906,617 shares                                         79,066                 79,066
   Paid-in capital                                                                 3,773,492              3,773,492
   Retained earnings                                                                 416,926                432,097
                                                                        ---------------------  ---------------------
                                                                                   4,269,484              4,284,655
                                                                        ---------------------  ---------------------
        Total liabilities and stockholders' equity                          $      5,858,573              5,958,015
                                                                        =====================  =====================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                              VSI LIQUIDATION CORP.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  DECEMBER 31                         DECEMBER 31
                                                       ----------------------------------- -----------------------------------
                                                             1999              1998              1999              1998
                                                       ----------------- ----------------- ----------------- -----------------

Sales                                                  $              -  $      5,939,539  $              -  $     13,536,876
Cost of sales                                                         -         3,820,903                 -         8,464,830
                                                       ----------------- ----------------- ----------------- -----------------
Gross profit  from operations                                         -         2,118,636                 -         5,072,046

Selling, general and administrative expenses                     49,650         1,503,138           135,088         3,288,732
Interest (income) expense, net                                  (56,414)          163,091          (110,917)          303,623
                                                       ----------------- ----------------- ----------------- -----------------

Income (loss) before income taxes                                 6,764           452,407           (24,171)        1,479,691

Income tax benefit                                                2,000        (5,985,000)           (9,000)       (5,985,000)
                                                       ================= ================= ================= =================
Net income (loss)                                      $          4,764  $      6,437,407  $        (15,171) $      7,464,691
                                                       ================= ================= ================= =================

Net earnings (loss) per common share:
   Basic                                               $           0.00  $           0.80  $           0.00  $           0.92
                                                       ================= ================= ================= =================
   Diluted                                             $           0.00  $           0.80  $           0.00  $           0.92
                                                       ================= ================= ================= =================

Weighted average shares used in computation:
    basic and diluted                                         7,906,617         7,906,617         7,906,617         7,906,617
                                                       ================= ================= ================= =================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED DECEMBER 31
                                                                                    -------------------------------------
                                                                                          1999                1998
                                                                                    ------------------  -----------------
Cash flows from operating activities:
   Net income (loss)                                                                $        (15,171)   $     7,464,691
   Adjustments to reconcile net income to net cash flows from operating activities:
        Depreciation and amortization                                                              -          1,476,569
        Gain on disposition of property and equipment                                              -            (31,625)
        Deferred income taxes                                                                118,449         (5,985,000)
        Deferred expenses of asset sale                                                            -         (1,132,091)
        Escrow account                                                                       (73,433)                 -
       (Increase) decrease in assets:
             Accounts receivable                                                             198,538            687,370
             Prepaid supplies                                                                      -           (103,356)
             Prepaid expenses                                                                (11,261)            (3,911)
        Increase (decrease) in liabilities:
             Accounts payable                                                                 10,702             22,029
             Accrued expenses                                                                (54,422)           538,866
             Income tax payable                                                             (159,000)
                                                                                    ------------------  -----------------

                 Cash provided by operating activities                                        14,402          2,933,542
                                                                                    ------------------  -----------------

Cash flows from investing activities:
   Additions to property and equipment                                                             -         (1,635,104)
   Proceeds from disposition of property and equipment                                             -             31,625
                                                                                    ------------------  -----------------

                 Cash used by investing activities                                                 -         (1,603,479)
                                                                                    ------------------  -----------------

Cash flows from financing activities:
   Net payments (borrowings) on revolving line of credit                                           -           (505,669)
   Payments of long-term debt                                                                      -           (520,336)
   Payments of preferred stock dividends                                                           -           (288,750)
                                                                                    ------------------  -----------------

                 Cash provided by financing activities                                             -         (1,314,755)
                                                                                    ------------------  -----------------

Increase (decrease) in cash                                                                   14,402             15,308

Cash at beginning of period                                                                1,765,382            207,492
                                                                                    ==================  =================

Cash at end of period                                                                $     1,779,784                  $
                                                                                                                222,800
                                                                                    ==================  =================
Cash paid for:
   Interest                                                                         $              -    $       307,410
                                                                                    ==================  =================
Non-cash investing activities:
   Property and equipment acquired with capital leases                              $              -    $       870,705
                                                                                    ==================  =================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 VSI LIQUIDATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K filed September 28, 1999 for the fiscal year ended June 30, 1999.

     The financial statements for the periods ended December 31, 1999 and 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

2.   INCOME TAXES:

     The provision for income taxes for the six months ended December 31, 1998 varies from the customary relationship with pre-tax income due to the reversal of a valuation allowance for deferred tax assets, resulting primarily from net operating loss carryforwards, which were able to be utilized due to the sale of assets to HydroChem Industrial Services, Inc. as discussed in Note 5.

3.   CONTINGENCIES:

     The Company is involved in various litigation arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not have a material effect on the Company's operations, cash flows or financial position.

4.   INCOME PER COMMON SHARE:

     Basic earnings per common share are computed by dividing net income less preferred stock dividend requirements (none for the three months and six months ended December 31, 1999 and $96,250 for the three months and $192,500 for the six months ended December 31, 1998) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share do not vary from basic earnings per share for any of the periods presented because there were no dilutive potential shares of common stock outstanding. The dilutive effect of outstanding potential shares of common stock is computed using the treasury stock method.

5. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial

     Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $29.8 million, adjusted for increases or decreases in net assets after June 30, 1998. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. The Company has reserved $95,000 in the financial statements for potential future liabilities to HydroChem to be paid from the escrow account. In May, 1999 certain accounts receivable liabilities totaling approximately $600,000 were paid to HydroChem from the escrow account. Escrow funds, to the extent not needed to indemnify HydroChem, will be released over the three years following the closing. $16.8 million of the purchase price has been released to date. $1.0 million of the escrow funds will be released if and when the Company provides certain environmental assurances to HydroChem, currently expected to be during 2001. This transaction closed on January 5, 1999, and was effective as of January 1, 1999.

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

RESULTS OF OPERATIONS:
Three months and six months ended December 31, 1999 as compared to the three months and six months ended December 31, 1998:

The results of operations for the three months and six months ended December 31, 1999 are not comparable to those for the three months and six months ended
December 31, 1998. As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months and six months ended December 31, 1999 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

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

On January 29, 1999, an initial liquidating cash dividend of approximately $16.8 million ($2.13 per share) was mailed to stockholders of record at the close of business on January 22, 1999. The Company has declared a subsequent liquidating cash dividend of $1.2 million ($.15 per share) to be paid to stockholders of record at the close of business on January 31, 2000 on or about February 11, 2000. The Company now has no further assets to distribute for this fiscal year and expects to have no additional assets in the future other than cash received from the escrow account referenced above and cash remaining after payment of all remaining expenses to wind up and dissolve the Company, if any.

In May, 1999 certain accounts receivable totaling approximately $600,000 that were sold to HydroChem under the Purchase Agreement and guaranteed by the Company were returned by HydroChem to the Company and were paid for out of funds in escrow.

The Company expects that, subject to any claims which may be made by HydroChem, the remaining escrowed funds of approximately $3.5 million (including earnings on escrowed funds to date) will be released on or about the first and second anniversaries of the closing date in amounts of approximately $330,000 in February 2000 and $1 million in January 2001. $330,000 of the escrowed funds will be released as part of the subsequent liquidating cash dividend to be paid to stockholders of record at the close of business on January 31, 2000. Up to an additional $1 million may be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be in the year 2001. The balance of the escrow fund remaining, if any, including earnings on the escrow account, will be released on the third anniversary of the closing date in January 2002. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

As of December 31, 1999 the Company had approximately $1.8 million in cash in addition to approximately $3.5 million held in the escrow account.

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


     In January 2000, Valley and Erie signed a Release and Settlement Agreement that provides that each party releases and discharges the other from any and all claims with respect to this matter; provided however, that Erie agrees to pay Valley an amount up to approximately $27,000, plus accrued interest from the date of any settlement or judgment, in the event Erie recovers any monies by settlement and/or judgment from any claim or lawsuit related to the Geon Building located in Independence, Ohio. A Notice of Voluntary Dismissal is expected to be filed in 2000.


Item 2. Changes in Securities And Use of Proceeds: Not Applicable

Item 3. Defaults Upon Senior Securities: Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6: Exhibits and Reports on Form 8-K

     (a) Exhibits:



EXHIBIT            DESCRIPTION
NUMBER

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

27*  Financial Data Schedule

-----------------

* Filed herewith.

     (b) Reports on Form 8-K.

On December 14, 1999, the Company filed a Current Report on Form 8-K regarding the termination of PricewaterhouseCoopers LLP as the Company's auditors. Effective November 11, 1999, the accounting firm of Hall, Kistler & Company LLP replaces PricewaterhouseCoopers LLP as independent auditors for the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VSI LIQUIDATION CORP.



Date:    February 14, 2000    By:  /s/ Joe M. Young
                                   -------------------------------------
                                   Joe M. Young
                                   Director and Acting Financial Officer