Form 10-Q
period 2000-03-31
VSI LIQUIDATION CORP
filed 2000-05-15
CIK 873571

1233546v3
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

     As of March 31, 2000, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.                 CONSOLIDATED FINANCIAL STATEMENTS

                              VSI LIQUIDATION CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31, 2000
                                                                        (UNAUDITED)                    JUNE 30, 1999
                                                               -----------------------          ----------------------
                                   ASSETS
                                   ------
Current assets:
   Cash                                                                  $     610,001                   $   1,765,382
   Cash in escrow account                                                    1,000,000                         410,807
   Accounts receivable, net                                                    118,361                         425,175
   Prepaid expenses and deposits                                               374,111                         356,651
                                                               -----------------------           ---------------------

     Total current assets                                                    2,102,473                       2,958,015

Cash in escrow account                                                       2,196,598                       3,000,000
                                                               -----------------------          ----------------------

        Total assets                                                    $    4,299,071                   $   5,958,015
                                                               =======================          ======================

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
   Accounts payable                                                     $       13,504                   $      70,145
   Accrued expenses                                                            222,758                         323,215
   Income tax payable                                                                -                         159,000
   Deferred income taxes                                                             -                          64,474
                                                               -----------------------         -----------------------

     Total current liabilities                                                 236,262                         616,834

Deferred income taxes                                                          980,959                       1,056,526
                                                               -----------------------         -----------------------

     Total liabilities                                                       1,217,221                       1,673,360
                                                               -----------------------         -----------------------

Stockholders' equity:
   Common stock, $.01 par value; authorized 12,000,000 shares,
      issued and outstanding 7,906,617 shares                                   79,066                          79,066
   Paid-in capital                                                           2,587,500                       3,773,492
   Retained earnings                                                           415,284                         432,097
                                                               -----------------------         -----------------------

                                                                             3,081,850                       4,284,655
                                                               -----------------------         -----------------------

        Total liabilities and stockholders' equity                      $    4,299,071                   $   5,958,015
                                                               =======================         =======================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED                                NINE MONTHS ENDED
                                                   MARCH 31                                         MARCH 31
                                             ------------------------------------------   -----------------------------------------
                                                      2000                   1999                    2000                   1999
                                             --------------------   -------------------   -------------------  --------------------

Sales                                              $       -         $          -               $       -         $      13,536,876
Cost of sales                                              -                    -                       -                 8,464,830
                                             --------------------   -------------------   -------------------  --------------------

Gross profit  from operations                              -                    -                       -                 5,072,046

Selling, general and administrative expenses          55,631               55,589                 190,719                 3,344,321
Interest (income) expense, net                       (53,989)             (74,619)               (164,906)                  229,004
Gain on sale of substantially all assets to,
  and assumption of substantially all liabilities
  of the Company by, HydroChem Industrial
  Services, Inc.                                                       21,741,653                                        21,741,653
                                             --------------------   -------------------   -------------------- --------------------

Income (loss) before income taxes                     (1,642)          21,760,683                  (25,813)              23,240,374

Income tax (benefit)                                       -            8,100,000                   (9,000)               2,115,000
                                             ====================   ===================   ==================== ====================

Net income (loss)                                  $  (1,642)        $ 13,660,683               $  (16,813)       $       7,464,691
                                             ====================   ===================   ==================== ====================

Net earnings (loss) per common share:
   Basic                                           $    0.00         $       1.73               $     0.00        $           2.65
                                             ====================   ===================   ==================== ====================
   Diluted                                         $    0.00         $       1.73               $     0.00        $           2.65
                                             ====================   ===================   ==================== ====================

Weighted average shares used in computation:
    basic and diluted                              7,906,617            7,906,617                7,906,617               7,906,617
                                             ====================   ===================   ==================== ====================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                          NINE MONTHS ENDED MARCH 31

                                                                          --------------------------------------------------
                                                                                     2000                      1999
                                                                          ----------------------        --------------------

Cash flows from operating activities:
   Net income (loss)                                                        $      (16,813)             $ 21,125,374
   Adjustments to reconcile net income to net cash flows from operating activities:
        Depreciation and amortization                                                    -                 1,476,569
        Gain on disposition of property and equipment                                    -                   (31,625)
        Deferred income taxes                                                     (140,041)                        -
        Gain on sale of substantially all assets to, and assumption of substantially all liabilities of the Company by, HydroChem
         Industrial Services, Inc.                                                       -               (21,741,653)
        Escrow account                                                             214,209                    42,029
       (Increase) decrease in assets:
             Accounts receivable                                                   306,814                   687,370
             Prepaid supplies                                                            -                  (103,356)
             Prepaid expenses                                                      (17,460)                   (3,911)
        Increase (decrease) in liabilities:
             Accounts payable                                                      (56,641)                   22,029
             Accrued expenses                                                     (100,457)                  145,427
             Income tax payable                                                   (159,000)                2,115,000
                                                                          ----------------------       ---------------------

                 Cash provided by operating activities                              30,611                 3,733,253
                                                                          ----------------------       ---------------------

Cash flows from investing activities:
   Additions to property and equipment                                                   -                (1,635,104)
   Proceeds from disposition of property and equipment                                   -                    31,625
   Proceeds from sale of assets and assumption of liabilities, net
     of expenses of sale and cash sold with assets                                       -                28,392,503
   Establishment of escrow account                                                                        (4,000,000)
                                                                          ----------------------       ---------------------

                 Cash provided (used) by investing activities                            -                22,704,966
                                                                          ----------------------       ---------------------

Cash flows from financing activities:
   Liquidating distribution to common stockholders                              (1,185,992)              (16,841,095)
   Net payments (borrowings) on revolving line of credit                                 -                  (505,669)
   Payments of long-term debt                                                            -                  (520,336)
   Redemption of Series C preferred stock                                                -                (5,500,000)
   Payments of preferred stock dividends                                                 -                  (288,750)
                                                                          ----------------------       ---------------------

                 Cash used by financing activities                              (1,185,992)              (23,655,850)
                                                                          ----------------------       ---------------------

Increase (decrease) in cash                                                     (1,155,381)                2,782,369

Cash at beginning of period                                                      1,765,382                   207,492
                                                                          ======================       =====================

Cash at end of period                                                       $      610,001              $  2,989,861
                                                                          ======================       =====================

Cash paid for:
   Interest                                                                 $            -              $    303,623
                                                                          ======================       =====================
Non-cash investing activities:
   Property and equipment acquired with capital leases                      $            -                $  870,705
                                                                          =========================    =====================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K filed September 28, 1999 for the fiscal year ended June 30, 1999.

     The financial statements for the periods ended March 31, 2000 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

2.   INCOME TAXES:

     The provision for income taxes for the nine months ended March 31, 1999 varies from the customary relationship with pre-tax income due to the reversal of a valuation allowance for deferred tax assets, resulting primarily from net operating loss carryforwards, which were able to be utilized due to the sale of assets to HydroChem Industrial Services, Inc. as discussed in Note 5.

3.   CONTINGENCIES:

     The Company is involved in various litigation arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not have a material effect on the Company's operations, cash flows or financial position.

4.   INCOME PER COMMON SHARE:

     Basic earnings per common share are computed by dividing net income less preferred stock dividend requirements (none for the three months and nine months ended March 31, 2000 and $96,250 for the three months and $192,500 for the nine months ended March 31, 1999) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share do not vary from basic earnings per share for any of the periods presented because there were no dilutive potential shares of common stock outstanding. The dilutive effect of outstanding potential shares of common stock is computed using the treasury stock method.

5. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the

     Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $29.8 million, adjusted for increases or decreases in net assets after June 30, 1998. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds of approximately $1 million, to the extent not needed to indemnify HydroChem, will be released on or about each of the second and third anniversaries following the closing. In addition, $1.0 million of the escrow funds will be released if and when the Company provides certain environmental assurances to HydroChem, currently expected to be during 2001. Approximately $18 million of the purchase price has been distributed to stockholders to date. The Company has reserved $91,000 in the financial statements for potential future liabilities to or on behalf of HydroChem to be paid from the escrow account. This transaction closed on January 5, 1999, and was effective as of January 1, 1999.

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

RESULTS OF OPERATIONS:
Three months and nine months ended March 31, 2000 as compared to the three months and nine months ended March 31, 1999:

The results of operations for the three months and nine months ended March 31, 2000 are not comparable to those for the three months and nine months ended March 31, 1999. As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months and nine months ended March 31, 2000 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

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

On January 29, 1999, an initial liquidating cash dividend of approximately $16.8 million ($2.13 per share) was mailed to stockholders of record at the close of business on January 22, 1999. The Company paid an additional liquidating cash dividend of $1.2 million ($.15 per share) on or about February 11, 2000 to shareholders of record at the close of business on January 31, 2000. The Company now has no further assets to distribute and expects to have no additional assets in the future other than cash received from the escrow account referenced above and cash remaining after payment of all remaining expenses to wind up and dissolve the Company, if any.

In May, 1999 certain accounts receivable totaling approximately $600,000 that were sold to HydroChem under the Purchase Agreement and guaranteed by the Company were returned by HydroChem to the Company and were paid for out of funds in escrow.

The Company expects that, subject to any claims which may be made by HydroChem, the remaining escrowed funds of approximately $3.2 million (including earnings on escrowed funds to date) will be released on the second and third anniversaries of the closing date in amounts of approximately $1 million on each such anniversary. Up to an additional $1 million may be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be possible in the year 2001. The balance of the escrow fund, including earnings on the escrow account, will also be released on the third anniversary of the closing date. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder to be distributed as liquidating cash dividends to stockholders as soon as is practicable.

As of March 31, 2000 the Company had approximately $600,000 in cash in addition to approximately $3.2 million held in the escrow account.

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

Item 1.  Legal Proceedings: None.

Item 2.  Changes in Securities And Use of Proceeds: Not Applicable

Item 3.  Defaults Upon Senior Securities: Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders: None

Item 5.  Other Information: None

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits:

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

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

                                           VSI LIQUIDATION CORP.



Date:  May 11, 2000               By:  /s/ Joe M. Young
                                  ----------------------------------------------
                                           Joe M. Young
                                           Director and Acting Financial Officer