Form 10-K
period 2000-06-30
VSI LIQUIDATION CORP
filed 2000-09-29
CIK 873571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
          (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19343

                              VSI LIQUIDATION CORP.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                    34-1493345
(State or other jurisdiction of incorporation                  (IRS Employer
               or organization)                           Identification Number)


           2170 PIEDMONT ROAD NE, ATLANTA, GEORGIA               30324
          (Address of principal executive offices)            (zip code)

       Registrant's telephone number, including area code: (404) 888-2750

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 15, 2000: (a) 7,906,617 shares of Common Stock, $.01 par value, of the registrant were outstanding; (b) 2,072,872 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $145,000, based on the closing sale price of $.07 per share on September 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part I:   None

Part II:  None

Part III: All items - see registrant's definitive proxy statement regarding the election of directors and which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

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

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc.
("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds, to the extent not needed to indemnify HydroChem, will be released over the three year period following the closing. $1.0 million will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2001. This transaction closed on January 5, 1999, and was effective as of January 1, 1999.

     The Company changed its name from Valley Systems, Inc. to VSI Liquidation Corp. after the closing of this transaction, and does not have and will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company. After the closing, the Company used approximately $5.5 million of the proceeds of the sale to redeem the outstanding shares of Series C Preferred Stock, approximately $380,000 to redeem outstanding employee stock options and approximately $165,000 to pay retention bonuses to certain officers and employees. The Company also paid a liquidating dividend of $16.8 million ($2.13 per common share) to common stockholders from the proceeds of the sale. An additional liquidating dividend of $1.2 million ($.15 per share) was paid to common stockholders in February 2000.

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

     In the event the Company performed a cleaning operation involving the disposal of a waste that would be defined as hazardous under the Resource Conservation and Recovery Act ("RCRA"), the Company could also be classified as a "generator" of hazardous waste, and therefore responsible for manifesting and transporting all such waste to permitted treatment, storage or disposal facilities in accordance with RCRA. As a generator, the Company could be potentially liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Act. To the Company's knowledge, none of the sites at which the Company performed services have been designated as Superfund sites. Moreover, to the Company's knowledge, it has not sent any hazardous substances or wastes to any site that has been designated as a Superfund site. Many states have implemented environmental guidelines similar in nature to RCRA and CERCLA.

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

EMPLOYEES

     As of August 31, 2000, the Company had no employees other than its officers and directors.

ITEM 2.  PROPERTIES

     As of August 31, 2000 the Company does not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock traded on the Nasdaq SmallCap Market of the Nasdaq Stock Market under the symbol VALE until January 5, 1999. At that time the Company was delisted from the Nasdaq Stock Market due to the sale of substantially all assets to HydroChem. The following tables sets forth the high and low sale prices for the periods indicated.

                                                  HIGH            LOW
                                                  ----            ---
FISCAL 1999:
------------
July 1, 1998 - September 30, 1998               $ 2.688       $ 0.938
October 1, 1998 - December 31, 1998               2.438         1.625
January 1, 1999 - March 31, 1999                  2.250         0.250
April 1, 1999 - June 30, 1999                     0.500         0.063

FISCAL 2000:
------------
July 1, 1999 - September 30, 1999                 0.250         0.063
October 1, 1999 - December 31, 1999               0.500         0.130
January 1, 2000 - March 31, 2000                  0.500         0.130
April 1, 2000 - June 30, 2000                     0.130         0.130

     Based on information furnished by certain brokerage firms that are record holders of the Company's Common Stock, the Company has in excess of 800 beneficial owners of its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

     Dollars in thousands, except per share data:

                                             2000 (1)       1999         1998         1997         1996
                                            ------------ ------------ ------------ ------------ ------------
Sales                                        $        -   $   13,537   $   24,431   $   23,088   $   21,875
Gross profit                                          -        5,072        9,040        8,559        6,853
Selling, general and
    administrative expenses                         225        3,663        7,145        7,268        7,254
Litigation settlements and related fees               -            -            -         (752)           -
Interest (income) expense, net                     (199)         163          593          592          572
Gain on sale of substantially all assets
    and assumption of substantially all
    liabilities of the Company                        -       22,719            -            -            -
Net income (loss)                                   (17)      21,465        1,302        1,451         (973)
Earnings (loss) per common share:
    Basic and diluted                                 -         2.69         0.12         0.13         (0.16)
Total assets                                      4,132        5,958       15,934       14,568        15,123
Total long-term debt                                  -            -        7,585        7,235         7,021
Total stockholders' equity                        3,082        4,285        5,354        4,437         4,031

     (1)  July 1, 1999 through June 30, 2000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

FORWARD LOOKING STATEMENTS:

     Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, the possibility that HydroChem will successfully assert claims against funds held in the escrow account, the possibility that the costs of winding up the Company's affairs could exceed the Company's projections, the Company's potential liability pursuant to unasserted claims not covered by insurance and general business and economic conditions.

RESULTS OF DISCONTINUED OPERATIONS - 2000 COMPARED TO 1999

     The results of operations for the year ended June 30, 2000 are not comparable to those for the year ended June 30, 1999. As discussed in the notes to the consolidated financial statements and in "Item 1 - General," effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations since that date have consisted only of the sale itself, distribution of the proceeds of the sale, and other transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

RESULTS OF DISCONTINUED OPERATIONS - 1999 COMPARED TO 1998

     The results of operations for the year ended June 30, 1999 are not comparable to those for the year ended June 30, 1998. As discussed in the notes to the consolidated financial statements and in "Item 1 - General," effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations since that date have consisted only of the sale itself, distribution of the proceeds of the sale, and other transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following table presents certain unaudited consolidated quarterly operating information for the Company and includes all adjustments considered necessary for a fair presentation of such information for the interim periods.

                                                                  THREE MONTHS ENDED
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    9/30/98   12/31/98    3/31/99    6/30/99  9/30/99   12/31/99    3/31/00    6/30/00
                                    -------   --------    -------    -------  -------   --------    -------    -------
Sales                               $ 7,597    $ 5,940      $   -      $   -     $  -      $   -      $   -     $    -
Gross profit                          2,953      2,119          -          -        -          -          -          -
Net income (loss)                     1,027      6,437     13,661        340     (20)          5        (2)       (81)
Earnings per common share -
    basic and diluted                 $ .12      $ .80     $ 1.73     $  .04    $ .00      $ .00      $ .00     $ (.01)

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

     On January 29, 1999, an initial liquidating cash dividend of approximately $16.8 million ($2.13 per share) was mailed to stockholders of record at the close of business on January 22, 1999. An additional liquidating cash dividend of approximately $1.2 million (.15 per share) was paid to stockholders of record on the close of business on January 31, 2000. The Company now has no further assets to distribute and expects to have no additional assets in the future other than cash received from the escrow account referenced above and cash remaining after payment of all remaining expenses to wind up and dissolve the Company, if any.

     In May, 1999 certain accounts receivable totaling approximately $600,000 that were sold to HydroChem under the Purchase Agreement and guaranteed by the Company were returned by HydroChem to the Company and were paid for out of funds in escrow.

     The Company expects that, subject to any claims which may be made by HydroChem, the remaining escrowed funds of approximately $3.2 million (including earning on escrowed funds to date) will be released on or about the second and third anniversaries of the closing date in amounts of approximately $1 million in January 2001 and $1.2 million in 2002, with up to an additional $1 million being released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be possible in the year 2001. The balance of the escrow fund, including earnings on the escrow account, will also be released on the third anniversary of the closing date. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

     As of the fiscal year ended June 30, 2000 the Company had approximately $376,000 in cash in addition to approximately $3.2 million held in an escrow account.

     The Company will not engage in any further business activities and the only remaining activities will be those associated with the winding up and dissolution of the Company. The Company believes that the remaining cash on hand and in escrow will be sufficient to meet its liabilities and obligations until the Company is dissolved in accordance with Delaware law.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is interest rate risk. The Company currently minimizes such risk by investing its temporary cash in money market funds and, pursuant to the Escrow Agreement entered into by and among Bank One Texas, N.A. and the Company, the escrowed funds are invested in United States Treasury Bills having a maturity of 90 days or less, repurchase obligations secured by such United States Treasury Bills and demand deposits with the escrow agent. The Company does not engage in derivative transactions, and no financial instrument transactions are entered into for hedging purposes. As a result, the Company believes that it has no material interest rate risk to manage.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is expected to be set forth under the caption "Certain Relationships and Related Transactions" of the registrant's definitive proxy statement, and incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      FINANCIAL STATEMENTS FILED

                  VSI Liquidation Corp. and Subsidiary:
                      Reports of Independent Accountants.
                      Consolidated Balance Sheets at June 30, 2000 and 1999. Consolidated Statements of Discontinued Operations for the
                        years  ended June 30,  2000,  1999 and 1998.
                      Consolidated Statements  of  Stockholders'  Equity for the
                        years  ended June 30, 2000, 1999 and 1998.
                      Consolidated  Statements of Cash  Flows for the years
                        ended June 30,  2000,  1999 and 1998.
                      Notes to Consolidated Financial Statements.

                  (2)      EXHIBITS

NO.       DESCRIPTION OF EXHIBIT
---       ----------------------

2.1 Second Amended and Restated Asset Purchase Agreement, dated as of September 8, 1998, among the Company, Valley Systems of Ohio, Inc. and HydroChem Industrial Services, Inc. (Incorporated herein by reference to Appendix A of the Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on December 15,
          1998)

3.1       Restated Certificate of Incorporation of the Company (filed as Exhibit
          3.1 to the Company's Registration Statement on Form S-1 filed on June 11, 1991, and incorporated therein by reference)

3.2 Certification of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Form 10-K dated September 25, 1995, and incorporated herein by reference)

3.3 Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit
          3.3 to the Form 10-Q for the quarter ended December 31, 1998)

3.4 Certificate of Elimination of Series A Preferred Stock and Series B Preference Stock of the Company (incorporated by reference to Exhibit
          3.4 to the Form 10-Q for the quarter ended December 31, 1998)

3.5 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Form 10-Q for the quarter ended December 31, 1998)

3.6 Bylaws of the Company, as amended, (filed as Exhibit 3.3 to the Company's Form 10-K dated September 25, 1995 and incorporated herein by reference)

10.1 Plan of Liquidation and Dissolution (Incorporated herein by reference to Appendix C of the Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on December 15,
          1998)

10.2+ Purchase Order dated June 11, 1998 between Ohio Edison/Pennsylvania Power Company and the Registrant (Incorporated by reference to Exhibit
          10.25 to the Form 10-K/A for the fiscal year June 30, 1998)

21.1*     Subsidiaries of the Registrant

27.1*     Financial Data Schedule
________________________________________

*  Filed herewith.

+ The Company has applied for confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.


     (b)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            VSI LIQUIDATION CORP.


September 27, 2000                          By: \s\  Ed Strickland
                                               --------------------------------
                                               Ed Strickland, President
                                               and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                          TITLE               DATE

       \s\  Allen O. Kinzer               Director            September 28, 2000
       ----------------------
       Allen O. Kinzer


       \s\  Joe M. Young                  Director            September 27, 2000
       ---------------------
       Joe M. Young

                      VSI LIQUIDATION CORP. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                         Number
                                                                         ------

REPORTS OF INDEPENDENT  ACCOUNTANTS                                        9-10

CONSOLIDATED BALANCE SHEETS - June 30, 2000 and 1999                         11

CONSOLIDATED  STATEMENTS  OF  DISCONTINUED  OPERATIONS - Years
        ended June 30, 2000, 1999 and 1998                                   12

CONSOLIDATED  STATEMENTS OF  STOCKHOLDERS'
        EQUITY - Years ended June 30, 2000, 1999 and 1998                    13

CONSOLIDATED  STATEMENTS OF CASH FLOWS -
        Years ended June 30, 2000,  1999 and 1998                            14

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS                                  15

All schedules are omitted because they are not required under the instructions, are inapplicable, or the information is included elsewhere in the financial statements.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
VSI Liquidation Corp.

We have audited the consolidated balance sheet of VSI Liquidation Corp. and subsidiary (a Delaware corporation) as of June 30, 2000, and the related consolidated statements of discontinued operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the June 30, 2000 financial statements referred to above present fairly, in all material respects, the financial position of VSI Liquidation and subsidiary as of June 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Hall, Kistler & Company LLP

Canton, Ohio
September 15, 2000

REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders of
VSI Liquidation Corp.:

In our opinion, the consolidated balance sheet as of June 30, 1999 and the related consolidated statements of discontinued operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 1999 (appearing on pages 14 through 17 of the VSI Liquidation Corp. and subsidiary consolidated financial statements which has been included in this Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of VSI Liquidation Corp. and subsidiary at June 30, 1999 and for each of the two years in the period ended June 30, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of VSI Liquidation Corp. and subsidiary for any period subsequent to June 30, 1999.

As more fully described in Note 2 to the consolidated financial statements, the Company sold substantially all of its net operating assets on January 1, 1999.


PricewaterhouseCoopers LLP

Cleveland, Ohio
September 23, 1999

CONSOLIDATED BALANCE SHEETS
June 30, 2000 and 1999


                                                                            2000                1999
                                                                       -----------------   -----------------
                                ASSETS
Current assets:
     Cash                                                                  $    376,752        $  1,765,382
     Cash in escrow account                                                   1,000,000             410,807
     Accounts receivable, net                                                   123,268             425,175
     Prepaid expenses and deposits                                              404,775             356,651
                                                                       -----------------   -----------------
        Total current assets                                                  1,904,795           2,958,015
Cash in escrow account                                                        2,227,112           3,000,000
                                                                       -----------------   -----------------
            Total assets                                                   $  4,131,907        $  5,958,015
                                                                       =================   =================
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                 $    131,677        $    393,360
     Income taxes payable                                                             -             159,000
     Deferred income taxes                                                            -              64,474
                                                                       -----------------   -----------------
        Total current liabilities                                               131,677             616,834
Deferred income taxes                                                           918,521           1,056,526
                                                                       -----------------   -----------------
        Total liabilities                                                     1,050,198           1,673,360
                                                                       -----------------   -----------------
Commitments and contingencies                                                         -                   -
Stockholders' equity:
     Preferred stock, $.10 par value; authorized
        2,000,000 shares, none issued and outstanding                                 -                   -
     Common stock, $.01 par value; authorized 12,000,000
        shares, issued and outstanding 7,906,617 shares                          79,066              79,066
     Paid-in capital                                                          2,587,500           3,773,492
     Retained earnings                                                          415,143             432,097
                                                                       -----------------   -----------------
                                                                              3,081,709           4,284,655
                                                                       -----------------   -----------------
         Total liabilities and stockholders' equity                        $  4,131,907        $  5,958,015
                                                                       =================   =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS for the years ended June 30, 2000,1999 and 1998


                                                2000                1999                1998
                                          -----------------  ------------------- --------------------
Sales                                        $         -         $ 13,536,876         $ 24,431,385
Cost of sales                                          -            8,464,830           15,391,490
                                          -----------------  ------------------- --------------------
     Gross profit                                      -            5,072,046            9,039,895

Selling, general and
  administrative expenses                         224,708           3,662,704            7,144,739
Interest (income) expense, net                   (198,754)            163,264              593,127
Gain on sale of substantially all assets
  to, and assumption of substantially all
  liabilities of the Company by,
  HydroChem Industrial Services, Inc.                    -          22,718,579                   -
                                          -----------------  ------------------- --------------------
Income from discontinued operations
  before income taxes                             (25,954)          23,964,657           1,302,029
Income taxes (benefit)                             (9,000)           2,500,000                   -
                                          -----------------  ------------------- --------------------
     Net income (loss)                       $    (16,954)        $ 21,464,657        $  1,302,029
                                          =================  =================== ====================
Earnings per share:
Net earnings per common share - basic        $       0.00          $       2.69       $        .12
                                          =================  =================== ====================

Net earnings per common share -
   assuming dilution                         $       0.00          $       2.69       $        .12
                                          =================  =================== ====================
Weighted average shares used in
  computation - basic and diluted                7,906,617            7,906,617          7,906,617
                                          =================  =================== ====================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended June 30, 2000, 1999 and 1998

                                                                      Retained
                         Preferred   Common         Paid-In           (Deficit)          Treasury
                         Stock (1)   Stock (2)      Capital           Earnings           Stock           Total
                        ------------ ------------   ---------------   ---------------    -------------   --------------

Balance, July 1, 1997      $  5,500     $ 85,121     $  26,786,040    $  (21,757,089)     $  (683,008)    $  4,436,564
Net income                                                                 1,302,029                         1,302,029
Series C preferred
   dividends                                                                (385,000)                         (385,000)
                        ------------ ------------   ---------------   ---------------    -------------   --------------
Balance, June 30, 1998        5,500       85,121        26,786,040       (20,840,060)        (683,008)       5,353,593
Net income                                                                21,464,657                        21,464,657
Series C preferred
   dividends                                                                (192,500)                        (192,500)
Retirement of treasury
   stock                                  (6,055)         (676,953)                           683,008                -
Redemption of Series C
   Preferred Stock           (5,500)                    (5,494,500)                                         (5,500,000)
Distribution of $2.13
   per share to common
   stockholders                                        (16,841,095)                                        (16,841,095)
                        ------------ ------------   ---------------   ---------------    -------------   --------------
Balance, June 30, 1999            -       79,066         3,773,492           432,097                -        4,284,655
Net loss
                                                                             (16,954)                          (16,954)
Distribution of $.15
   per share to common
   stockholders                                         (1,185,992)                                         (1,185,992)
                        ------------ ------------   ---------------   ---------------    -------------   --------------

Balance, June 30, 2000       $    -     $ 79,066     $   2,587,500      $    415,143         $      -     $  3,081,709
                        ============ ============   ===============   ===============    =============   ==============

     (1)  Share amounts are equivalent to ten times dollar amounts

     (2)  Share amounts are equivalent to one hundred times dollar amounts

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2000, 1999 and 1998

                                                                         2000               1999               1998
                                                                   ----------------    ----------------   ---------------

Cash flows from operating activities:
   Net (loss) income                                                     $ (16,954)        $21,464,657        $1,302,029
   Adjustments to reconcile net (loss) income  to cash
     provided by operating activities:
       Depreciation and amortization                                             -           1,476,569         2,758,868
       Gain on disposition of property and equipment                             -             (31,625)          (66,083)
       Gain on sale of assets and assumption of liabilities                      -         (22,718,579)                -
       Deferred income taxes                                              (202,479)          1,121,000                 -
       (Increase) decrease in assets:
           Accounts receivable                                             301,907             262,195          (102,044)
           Prepaid expenses and supplies                                   (48,124)           (383,543)          (47,820)
       Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                          (261,683)            408,923           (63,921)
           Income tax payable                                             (159,000)            159,000                 -
                                                                   -----------------  -----------------   ---------------
       Cash provided by operating activities                              (386,333)          1,758,597         3,781,029
                                                                   -----------------  -----------------   ---------------
Cash flows from investing activities:
   Additions to property and equipment                                           -          (1,635,104)       (2,295,049)
   Proceeds from dispositions of property and equipment                          -              31,625           240,092
   Proceeds from sale of assets and assumption of
     liabilities, net of expenses of sale and cash
     sold with assets                                                            -          28,469,429                 -
   Establishment of escrow account                                               -          (4,000,000)                -
   Change in escrow account                                                183,695             589,193                 -
                                                                   -----------------  -----------------   ---------------
       Cash provided from (used in) investing activities                   183,695          23,455,143        (2,054,957)
                                                                   -----------------  -----------------   ---------------
Cash flows from financing activities:
   Net (payments) borrowings from revolving loan                                 -            (505,669)       (1,467,355)
   Payments of other long-term debt                                              -            (520,336)         (252,394)
   Additional borrowings of long-term debt                                       -                   -           386,076
   Payments of preferred stock dividends                                         -            (288,750)         (385,000)
   Redemption of Series C Preferred Stock                                        -          (5,500,000)                -
   Distribution to common stockholders                                  (1,185,992)        (16,841,095)                -
                                                                   -----------------  -----------------   ---------------
       Cash used in financing activities                                (1,185,992)        (23,655,850)       (1,718,673)
                                                                   -----------------  -----------------   ---------------
(Decrease) increase in cash                                             (1,388,630)          1,557,890             7,399
Cash at beginning of year                                                1,765,382             207,492           200,093
                                                                   -----------------  -----------------   ---------------
Cash at end of year                                                      $ 376,752          $1,765,382          $207,492
                                                                   =================  =================   ===============
Cash paid for:
   Interest                                                                  $   -           $ 303,623          $589,340
   Income taxes                                                                  -           1,220,000                 -

Non-cash investing activities:
   Property and equipment acquired with capital leases                           -             870,705         1,846,474


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

2. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. $1.0 million of this escrow has been released since the transaction closed. The Company has reserved $70,000 in the financial statements for potential future liabilities to HydroChem to be paid from the escrow account. Escrow funds, to the extent not needed to indemnify HydroChem, will be released over the next two years. $1.0 million will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2001.

The Company changed its name from Valley Systems, Inc. to VSI Liquidation Corp. after the closing of this transaction, and will not have any business operations other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company. After the closing, the Company used approximately $5.5 million of the proceeds of the sale to redeem the outstanding shares of Series C Preferred Stock, approximately $380,000 to redeem outstanding employee stock options and approximately $165,000 to pay retention bonuses to certain officers and employees. The Company also paid a liquidating dividend of $16.8 million ($2.13 per common share) to common stockholders from the proceeds of the sale. An additional liquidating dividend of $1.2 million ($.15 per common share) was paid in fiscal 2000.

The following summarizes the assets sold and the liabilities assumed under the Purchase Agreement:

                                        Balance         Amount          Balance
                                        12/31/98         Sold         After Sale
                                        --------         ----         ----------

    Cash                              $   222,800     $   222,800    $         -
    Accounts receivable                 5,053.024       5,053,024              -
    Prepaid supplies                      626,348         626,348              -
    Prepaid expenses                      159,350          78,574         80,776
    Deferred expenses of asset sale     1,132,091               -      1,132,091
    Deferred income taxes               5,985,000               -      5,985,000
    Property and equipment, net         9,994,390       9,994,390              -
    Intangible assets                     342,500         342,500              -
                                     ------------    ------------    -----------
        Total assets                   23,515,503      16,317,636      7,197,867
                                     ------------    ------------    -----------
    Accounts payable                      748,083         748,083              -
    Accrued expenses                    2,053,086       1,607,353        445,733
    Long-term debt                      8,088,550       8,088,550              -
                                     ------------    ------------    -----------
        Total liabilities              10,889,719      10,443,986        445,733
                                     ------------    ------------    -----------
          Net assets                 $ 12,625,784    $  5,873,650    $ 6,752,134
                                     ============    ============    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gain on this transaction is as follows:

   Proceeds from sale                                               $ 29,960,308
   Less:
     Net basis of assets sold and liabilities assumed                  5,873,650
     Expenses of sale                                                  1,268,079
     Reserve for liabilities resulting from indemnities
        and guaranties under the Purchase Agreement                      100,000
                                                                    ------------
   Gain on sale                                                     $ 22,718,579
                                                                    ============


Revenues earned and expenses incurred by the Company from the sale on January 1, 1999 to June 30, 1999 include $87,000 of interest income earned on cash in the escrow account and $394,000 of selling, general and administrative expenses.

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

ACCOUNTS RECEIVABLE: The Company's customers were located primarily throughout the United States. The Company monitored potential credit losses and such losses have been within management's expectations. Accounts receivable which become uncollectible are written off against operations at the time they are deemed to be worthless. The total uncollectible accounts charged to operations for the years ended June 30, 1999 and 1998 were $232,000 and $14,000 respectively. Bad debt recoveries amounted to $100,000 in the year ended June 30, 2000. The allowance for doubtful accounts was zero at June 30, 2000 and $300,000 at June 30, 1999.

CONCENTRATIONS  OF CREDIT RISK ARISING  FROM CASH  DEPOSITS IN EXCESS OF INSURED
LIMITS: The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2000 and 1999, respectively, the Company's uninsured cash balances totaled $276,752 and $1,665,382.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER COMMON SHARE: Earnings per share of common stock have been calculated according to the guidelines of Financial Accounting Standards No. 128, "Earnings Per Share."

Basic earnings per common share are computed by dividing net income less preferred stock dividend requirements ($192,500 for the year ended June 30, 1999 and $385,000 for the year ended June 30, 1998) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share do not vary from basic earnings per share for any of the periods presented because there were no dilutive potential shares of common stock outstanding. The dilutive effect of outstanding potential shares of common stock was computed using the treasury stock method.

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

RECLASSIFICATIONS: Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

4.   PROPERTY AND EQUIPMENT:

The Company incurred repairs and maintenance costs on property and equipment of approximately $610,000 and $1,350,000 for the years ended June 30, 1999 and 1998, respectively.

5.   INCOME TAXES:

The income tax provision for the three years ended June 30, 2000 is comprised of the following amounts:

                                      2000              1999            1998
                                 ------------       ------------    ------------
     Current                     $   (9,000)        $ 1,379,000     $         -
     Deferred                             -           1,121,000               -
                                 ------------       ------------    ------------
       Total Provision           $   (9,000)        $ 2,500,000     $         -
                                 ============       ============    ============

    Statutory Rate                     (34)%                 34%           34%
    State and local taxes,
      net of federal benefit            (1)                   5             5
    Operating loss utilized               -                 (29)          (39)
                                 ------------       ------------    ------------
       Effective rate                  (35)%                 10%            0%
                                 ============       ============    ============

Deferred federal income taxes reflect the impact for financial statement reporting purposes of temporary differences between the financial statement and tax basis of assets and liabilities. At June 30, 2000 and 1999, the components of the net deferred tax assets and liabilities were as follows:

                                                       2000             1999
                                                   -------------    ------------
     Deferred tax asssets:
        Allowance for doubtful accounts                             $   117,000
        Vacation accrual                                                      -
        Net operating loss carryforwards                                      -
        Other                                      -------------    ------------
                                                               -        117,000
                                                   -------------    ------------

    Deferred tax liabilities:
       Basis difference in fixed assets                                       -
       Escrow account                                                (1,200,598)
       Other                                                            (37,402)
                                                   -------------    ------------
                                                               -     (1,238,000)
                                                   -------------    ------------
    Net deferred tax (liabilities) assets                      -     (1,121,000)

    Valuation allowance                                        -              -
                                                   -------------    ------------
    Net deferred taxes recognized                   $          -    $(1,121,000)
                                                   =============    ============

8.   LITIGATION:

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

C. In 1999 and 1998, respectively, options to purchase 11,900, and 46,700 shares of common stock were forfeited.

D. The Company has elected to adopt the "disclosure-only" provisions of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), with no compensation cost recognized for options granted at or above market value. For SFAS No. 123, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998:
     (a) risk-free interest rates of 6.40% to 7.04%; (b) no dividend yield; (c) expected terms of 8 years; and (d) volatility of 95%.

If the Company had elected to recognize the compensation cost of its stock option plan based on the fair value of the awards under that plan in accordance with SFAS No. 123, net income would have increased to $1,383,952 ($.13 per common share, assuming dilution) for the year ended June 30, 1998.

At June 30, 2000, warrants to purchase shares of the Company's common stock were outstanding as follows:

           WARRANT
            PRICE           SHARES     EXPIRATION DATE
            -----           ------     ---------------
             $ 15.00       100,000     September 2001

11.   EMPLOYEE BENEFIT PLAN:

In 1991, the Company adopted a 401(k) plan that covers substantially all employees. The plan is a discretionary plan in that the Company may or may not make contributions to the plan. The Company did not contribute to the plan during the three years ended June 30, 2000. Effective January 1, 1999, the Company terminated this plan as a result of the sale of substantially all of the Company's assets to HydroChem. On April 20, 1999 the Company filed an application for termination of the plan with the Internal Revenue Service. Termination was completed in December 1999.