Form 10-Q
period 2000-09-30
VSI LIQUIDATION CORP
filed 2000-11-14
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

     As of September 30, 2000, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

                              VSI Liquidation Corp.
                           Consolidated Balance Sheets

                                         September 30, 2000
                                             (unaudited)        June 30, 2000
                                         ------------------  -------------------
     ASSETS
Current assets:
   Cash                                        $   406,447           $   376,752
   Cash in escrow account                        1,000,000             1,000,000
   Accounts receivable, net                              -               123,268

   Prepaid expenses and deposits                   424,055               404,775
                                         ------------------  -------------------
     Total current assets                        1,830,502             1,904,795

Cash in escrow account                           2,270,826             2,227,112
                                         ------------------  -------------------
        Total assets                          $  4,101,328          $  4,131,907
                                         ==================  ===================
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses       $   142,920           $   131,677
   Deferred income taxes                            53,287                84,000
                                         -----------------   -------------------
     Total current liabilities                     196,207               215,677

Deferred income taxes                              834,521               834,521
                                         -----------------   -------------------
     Total liabilities                           1,030,728             1,050,198
                                         -----------------   -------------------
Stockholders' equity:
   Common stock, $.01 par value;
     authorized 12,000,000 shares,
     issued and outstanding
     7,906,617 shares                               79,066                79,066
   Paid-in capital                               2,587,500             2,587,500
   Retained earnings                               404,034               415,143
                                         -----------------   -------------------
                                                 3,070,600             3,081,709
                                         -----------------   -------------------
          Total liabilities and
            stockholders' equity              $  4,101,328          $  4,131,907
                                         =================   ===================

                 See notes to consolidated financial statements.

                              VSI Liquidation Corp.
               Consolidated Statements of Discontinued Operations
                                   (unaudited)


                                                     Three months ended
                                                        September 30
                                                --------------------------------
                                                   2000              1999
                                                -------------- -----------------
Interest income                                     $  46,135         $  54,503
Selling, general and administrative expenses           63,244            85,438
                                                -------------- -----------------
Loss before income taxes                             (17,109)          (30,935)
Income tax benefit                                    (6,000)          (11,000)
                                                -------------- -----------------
Net loss                                           $ (11,109)        $ (19,935)
                                                ============== =================
Net loss per common share:
   Basic                                             $   0.00          $   0.00
                                                ============== =================
   Diluted                                           $   0.00          $   0.00
                                                ============== =================
Weighted average shares used in
   computation - basic and diluted                  7,906,617         7,906,617
                                                ============== =================



                 See notes to consolidated financial statements.

                              VSI Liquidation Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                               Three months ended September 30
                                               --------------------------------
                                                 2000               1999
                                               -------------- -----------------
Cash flows from operating activities:
   Net loss                                       $ (11,109)         $ (19,935)
   Adjustments to reconcile net income
     to net cash flows from operating
        activities:
        Deferred income taxes                       (30,713)                  -
       (Increase) decrease in assets:
             Accounts receivable                     123,268            185,259
             Prepaid expenses                       (19,280)              1,549
        Increase (decrease) in liabilities:
             Accounts payable and accrued expenses    11,243           (46,382)
             Income tax payable                            -           (42,551)
                                                -------------- ----------------
                 Cash provided by operating
                    activities                        73,409             77,940
                                                -------------- ----------------
Cash flows from investing activities:
   Change in escrow account                         (43,714)           (30,531)
                                                -------------- ----------------
                 Cash used in investing
                    activities                      (43,714)           (30,531)
                                                -------------- ----------------
Cash flows from financing activities                       -                 -
                                                -------------- ----------------
Increase in cash                                      29,695             47,409

Cash at beginning of period                          376,752          1,765,382
                                                -------------- ----------------
Cash at end of period                              $ 406,447        $ 1,812,791
                                                ============== ================
                 See notes to consolidated financial statements.

                                 VSI Liquidation
                   Notes to Consolidated Financial Statements


1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K filed September 29, 2000 for the fiscal year ended June 30, 2000.

     The financial statements for the periods ended September 30, 2000 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.   CONTINGENCIES:

     The Company is involved in various litigation arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not have a material effect on the Company's operations, cash flows or financial position.

3.   INCOME PER COMMON SHARE:

     Basic earnings per common share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share do not vary from basic earnings per share for any of the periods presented because there were no dilutive potential shares of common stock outstanding. The dilutive effect of outstanding potential shares of common stock is computed using the treasury stock method.

4. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD  LOOKING  STATEMENTS:

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, the possibility that HydroChem will successfully assert claims against funds held in the escrow account, the possibility that the costs of winding up the Company's affairs could exceed the Company's projections, the Company's potential liability resulting from litigation, and general business and economic conditions.

RESULTS OF OPERATIONS:

Three months ended September 30, 2000 as compared to the three months ended September 30, 1999:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the quarters ended September 30, 2000 and September 30, 1999 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

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

The Company expects that, subject to any claims which may be made by HydroChem, the remaining escrowed funds of approximately $3.27 million (including earnings on escrowed funds to date) will be released on or about the second and third anniversaries of the closing date in amounts of approximately $1 million in January 2001 and $1.27 million in 2002, with up to an additional $1 million being released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be possible in the year 2001. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder, if any, to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

As of September 30, 2000 the Company had approximately $406,000 in cash in addition to approximately $3.27 million held in an escrow account.

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


                          PART II - - OTHER INFORMATION

Item 1.           Legal Proceedings:  Not Applicable

Item 2.           Changes in Securities And Use of Proceeds:  Not Applicable

Item 3.           Defaults Upon Senior Securities:  Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders:  None

Item 5.           Other Information:  None

Item 6:           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:



Exhibit                           Description
Number

3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company"s Registration Statement on Form S-1 filed on June 11, 1991, and incorporated therein by reference.)

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

_________________

* Filed herewith.

     (b)  Reports on Form 8-K.

          None



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VSI LIQUIDATION CORP.



Date:    November 14, 2000              By:  /s/ Joe M. Young
                                           -------------------------------------
                                           Joe M. Young
                                           Director and Acting Financial Officer