Form 10-Q
period 2000-12-31
VSI LIQUIDATION CORP
filed 2001-02-14
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

     As of December 31, 2000, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              VSI LIQUIDATION CORP.
                           CONSOLIDATED BALANCE SHEETS





                                                                                DECEMBER 31, 2000
                                                                                (UNAUDITED)                     JUNE 30, 2000
                                                                                ------------------              ------------------
                                                        ASSETS
Current assets:
   Cash                                                                         $   343,431                     $  376,752
   Cash in escrow account                                                         1,000,000                      1,000,000
   Accounts receivable, net                                                               -                        123,268
   Prepaid expenses and deposits                                                    436,202                        404,775
                                                                                ------------------              ------------------
     Total current assets                                                         1,779,633                      1,904,795

Cash in escrow account                                                            2,315,671                      2,227,112
                                                                                ------------------              ------------------
        Total assets                                                            $ 4,095,304                    $ 4,131,907
                                                                                ==================              ==================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                        $   163,072                    $   131,677
   Deferred income taxes                                                             40,935                         84,000
                                                                                ------------------             ------------------

     Total current liabilities                                                      204,007                        215,677

Deferred income taxes                                                               834,521                        834,521
                                                                                ------------------             ------------------

     Total liabilities                                                            1,038,528                      1,050,198
                                                                                ------------------             ------------------

Stockholders' equity:
   Common stock, $.01 par value; authorized 12,000,000 shares,
      issued and outstanding 7,906,617 shares                                        79,066                         79,066
   Paid-in capital                                                                2,587,500                      2,587,500
   Retained earnings                                                                390,210                        415,143
                                                                                ------------------             ------------------

                                                                                  3,056,776                      3,081,709
                                                                                ------------------             ------------------

        Total liabilities and stockholders' equity                              $ 4,095,304                    $ 4,131,907
                                                                                ==================             ==================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                          DECEMBER 31                                      DECEMBER 31
                                                ----------------------------------------        ------------------------------------
                                                    2000                    1999                      2000                 1999
                                                -------------------     ----------------        -------------------   --------------

Interest income                                 $    47,041             $    56,414             $    93,176           $   110,917
Selling, general and administrative expenses         67,865                  49,650                 131,109               135,088
                                                -------------------     ----------------        -------------------   --------------

Income (loss) before income taxes                   (20,824)                  6,764                 (37,933)              (24,171)

Income tax (benefit)                                 (7,000)                  2,000                 (13,000)               (9,000)
                                                -------------------     ----------------        -------------------   --------------

Net income (loss)                               $   (13,824)            $     4,764             $   (24,933)          $   (15,171)
                                                ===================     ================        ===================   ==============

Net earnings (loss) per common share:
   Basic                                        $      0.00             $      0.00             $      0.00           $      0.00
                                                ===================     ================        ===================   ==============
   Diluted                                      $      0.00             $      0.00             $      0.00           $      0.00
                                                ===================     ================        ===================   ==============

Weighted average shares used in computation:
    basic and diluted                             7,906,617               7,906,617               7,906,617             7,906,617
                                                ==================      ================        ===================   ==============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED DECEMBER 31
                                                                        -------------------------------------------------
                                                                              2000                     1999
                                                                        -----------------------  ------------------------
Cash flows from operating activities:
   Net loss                                                             $   (24,933)             $   (15,171)
   Adjustments to reconcile net income to net cash flows from operating activities:
        Deferred income taxes                                               (43,065)                 118,449
       (Increase) decrease in assets:
             Accounts receivable                                            123,268                  198,538
             Prepaid expenses                                               (31,427)                 (11,261)
        Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                           31,395                  (43,720)
             Income tax payable                                                   -                 (159,000)
                                                                        -----------------------  ------------------------

                 Cash provided by operating activities                       55,238                   87,835
                                                                        -----------------------  ------------------------
Cash flows from investing activities:
   Change in escrow account                                                 (88,559)                 (73,433)
                                                                        -----------------------  ------------------------

                 Cash used by investing activities                          (88,559)                 (73,433)
                                                                        -----------------------  ------------------------

Cash flows from financing activities                                              -                        -
                                                                        -----------------------  ------------------------

Increase (decrease) in cash                                                 (33,321)                  14,402

Cash at beginning of period                                                 376,752                1,765,382
                                                                        -----------------------  ------------------------

Cash at end of period                                                    $  343,431              $ 1,779,784
                                                                        =======================  ========================


                                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 VSI LIQUIDATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K filed September 28, 2000 for the fiscal year ended June 30, 2000.

     The financial statements for the periods ended December 31, 2000 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

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

RESULTS OF OPERATIONS:

Three months and six months ended December 31, 2000 as compared to the three months and six months ended December 31, 1999:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months and six months ended December 31, 2000 and December 31, 1999 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

LIQUIDITY AND CAPITAL RESOURCES:

On January 5, 1999, the Company completed the sale of substantially all of its operating assets and the operating assets of its wholly-owned subsidiary, Valley Systems of Ohio, Inc. ("VSO"), to HydroChem, pursuant to the Purchase Agreement, for approximately $30 million in cash, of which $26 million was payable immediately and $4 million was deposited into an escrow account to secure certain indemnification and other rights under the Purchase Agreement, and the assumption of the Company's and VSO's bank debt and certain other liabilities.

Of the $26  million  received  at closing,  after  payment or making  reasonable provision for the payment of all known and anticipated liabilities and obligations of the Company, payment of approximately $5.5 million to repurchase all of the 55,000 shares of the Company's outstanding Series C Preferred Stock held by Rollins Holding Company, Inc., payment of approximately $380,000 to redeem outstanding employee stock options and payment of approximately $165,000 as a retention bonus to certain officers and employees, approximately $16.8 million of the sale proceeds remained and were available for distribution to stockholders pursuant to the Plan of Liquidation and Dissolution adopted by the Company.

On January 29, 1999, an initial liquidating cash dividend of approximately $16.8 million ($2.13 per share) was paid to stockholders of record at the close of business on January 22, 1999. An additional liquidating cash dividend of $1.2 million ($.15 per share) was paid to shareholders of record at the close of business on January 31, 2000. The Company has declared a subsequent liquidating cash dividend of approximately $800,000 ($.10 per share) to be paid to shareholders of record at the close of business on January 31, 2000 on or about February 12, 2000. The Company now has no further assets to distribute and expects to have no additional assets in the future other than cash received from the escrow account referenced above and cash remaining after payment of all remaining expenses to wind up and dissolve the Company, if any.

In January 2001, $1 million of the $3.3 million held in escrow at December 31, 2000 was released to the Company. The Company expects that, subject to any claims that may be made by HydroChem, approximately $1.3 million of the remaining escrowed funds (including earnings on escrowed funds to date) will be released on or about January 2002, the third anniversary of the closing date. Up to an additional $1 million may be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be in the year 2002. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay expenses associated with the winding up and dissolution of the Company, as well as any unanticipated unpaid expenses or claims, with the remainder to be distributed as liquidating cash dividends to stockholders as soon as is practicable.

As of December 31, 2000 the Company had approximately $340,000 in cash in addition to approximately $3.3 million held in the escrow account.

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

                                               VSI LIQUIDATION CORP.


Date: February 12, 2001                    By:  /s/ Joe M. Young
                                           -------------------------------------
                                                    Joe M. Young
                                           Director and Acting Financial Officer