Form 10-Q
period 2001-03-31
VSI LIQUIDATION CORP
filed 2001-05-14
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

     As of March 31, 2001, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.                 CONSOLIDATED FINANCIAL STATEMENTS

                              VSI LIQUIDATION CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                 MARCH 31, 2001
                                                                 (UNAUDITED)            JUNE 30, 2000
                                                                ----------------      ----------------
                                 ASSETS
                                 ------
Current assets:
   Cash                                                         $   353,025             $   376,752
   Cash in escrow account - current                               2,350,704               1,000,000
   Accounts receivable, net                                               -                 123,268
   Prepaid expenses and deposits                                    438,667                 404,775
                                                                ----------------      ----------------
     Total current assets                                         3,142,396               1,904,795

Cash in escrow account - long-term                                        -               2,227,112
                                                                ----------------      ----------------
        Total assets                                            $ 3,142,396             $ 4,131,907
                                                                ================      ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                        $   165,917             $   131,677
   Deferred income taxes                                            808,875                  84,000
                                                                ----------------      ----------------
     Total current liabilities                                      974,792                 215,677

Deferred income taxes                                                     -                 834,521
                                                                ----------------      ----------------
     Total liabilities                                              974,792               1,050,198
                                                                ----------------      ----------------
Stockholders' equity:
   Common stock, $.01 par value; authorized 12,000,000 shares,
      issued and outstanding 7,906,617 shares                        79,066                  79,066
   Paid-in capital                                                1,796,838               2,587,500
   Retained earnings                                                291,700                 415,143
                                                                ----------------      ----------------
                                                                  2,167,604               3,081,709
                                                                ----------------      ----------------
        Total liabilities and stockholders' equity              $ 3,142,396             $ 4,131,907
                                                                ================      ================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                        MARCH 31                                  MARCH 31
                                                ----------------------------------------- -----------------------------------------
                                                     2001                  2000                2001                   2000
                                                -------------------- -------------------- -------------------- --------------------

Interest income                                 $    38,901           $    53,989         $    132,077           $    164,906
Selling, general and administrative expenses        191,411                55,631              322,520                190,719
                                                -------------------- -------------------- -------------------- --------------------
Income (loss) before income taxes                  (152,510)               (1,642)            (190,443)               (25,813)

Income tax benefit                                  (54,000)                    -              (67,000)                (9,000)
                                                -------------------- -------------------- -------------------- --------------------

Net loss                                        $   (98,510)           $   (1,642)          $ (123,443)             $ (16,813)
                                                ==================== ==================== ==================== ====================

Net earnings (loss) per common share:
   Basic                                        $    ( 0.02)           $     0.00             $ ( 0.02)              $   0.00
                                                ==================== ==================== ==================== ====================
   Diluted                                      $    ( 0.02)           $     0.00             $ ( 0.02)              $   0.00
                                                ==================== ==================== ==================== ====================

Weighted average shares used in computation:
    basic and diluted                             7,906,617             7,906,617            7,906,617              7,906,617
                                                ==================== ==================== ==================== ====================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                        NINE MONTHS ENDED MARCH 31
                                                                        ---------------------------------------
                                                                            2001                      2000
                                                                        --------------------- -----------------
Cash flows from operating activities:
   Net loss                                                             $ (123,443)             $   (16,813)
   Adjustments to reconcile net income to net cash flows from operating activities:
        Deferred income taxes                                             (109,646)                (140,041)
       (Increase) decrease in assets:
             Accounts receivable                                           123,268                  306,814
             Prepaid expenses                                              (33,892)                 (17,460)
        Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                          34,240                 (157,098)
             Income tax payable                                                  -                 (159,000)
                                                                        --------------------- -----------------

                 Cash used by operating activities                        (109,473)                (183,598)
                                                                        --------------------- -----------------

Cash flows from investing activities:
   Change in escrow account                                                876,408                  214,209
                                                                        --------------------- -----------------

                 Cash provided by investing activities                     876,408                  214,209

Cash flows from financing activities:
   Liquidating distribution to common shareholders                        (790,662)              (1,185,992)
                                                                        --------------------- -----------------

                 Cash used by financing activities                        (790,662)              (1,185,992)
                                                                        --------------------- -----------------

Decrease in cash                                                           (23,727)              (1,155,381)

Cash at beginning of period                                                376,752                1,765,382
                                                                        --------------------- -----------------
Cash at end of period                                                   $  353,025                $ 610,001
                                                                        ===================== =================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 VSI LIQUIDATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K filed September 28, 2000 for the fiscal year ended June 30, 2000.

     The financial statements for the periods ended March 31, 2001 and 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

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

RESULTS OF OPERATIONS:

Three months and nine months ended March 31, 2001 as compared to the three months and nine months ended March 31, 2000:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months and nine months ended March 31, 2001 and March 31, 2000 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

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

On January 29, 1999, an initial liquidating cash dividend of approximately $16.8 million ($2.13 per share) was paid to stockholders of record at the close of business on January 22, 1999. An additional liquidating cash dividend of $1.2 million ($.15 per share) was paid to shareholders of record at the close of business on January 31, 2000. On February 12, 2001, another liquidating cash dividend of $800,000 ($.10 per share) was paid to shareholders of record at the close of business on January 31, 2001. The Company now has no further assets to distribute and expects to have no additional assets in the future other than cash received from the escrow account referenced above and cash remaining after payment of all remaining expenses to wind up and dissolve the Company, if any.

In January 2001, $1 million of the $3.3 million of funds in escrow at December 31, 2000 was released to the Company. The Company expects that, subject to any claims that may be made by HydroChem, approximately $1.3 million of the remaining escrowed funds (including earnings on escrowed funds to date) will be released on or about January 2002, the third anniversary of the closing date. Up to an additional $1 million may be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be early in the year 2002. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay expenses associated with the winding up and dissolution of the Company, as well as any unanticipated unpaid expenses or claims, with the remainder to be distributed as liquidating cash dividends to stockholders as soon as is practicable.

As of March 31, 2001 the Company had approximately $350,000 in cash in addition to approximately $2.35 million held in the escrow account.

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



                          PART II - - OTHER INFORMATION

Item 1. Legal Proceedings: Not applicable

Item 2. Changes in Securities And Use of Proceeds: Not Applicable

Item 3. Defaults Upon Senior Securities: Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     (a)  The Annual Meeting of Stockholders was held on January 22, 2001.

     (b) Management's nominees or director were elected at the meeting by the holders of common stock. The election was uncontested.


     The  following  table  shows  the  results  of voting  in the  election  of
Directors:



                                Shares Voted For                        Authority Withheld
                        --------------------------------        --------------------------------
Allen O. Kinzer                   6,186,311                                  8,800
John M. Young                     6,186,311                                  8,800





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

                                        VSI LIQUIDATION CORP.


Date:  May 10, 2001                     By:  /s/ Joe M. Young
                                        ----------------------------------------
                                        Joe M. Young
                                        Director and Acting Financial Officer




1358374