Form 10-K
period 2001-06-30
VSI LIQUIDATION CORP
filed 2001-09-27
CIK 873571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of August 23, 2001: (a) 7,906,617 shares of Common Stock, $.01 par value, of the registrant were outstanding; (b) 2,072,872 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $388,664, based on the closing sale price of $.1875 per share on August 23, 2001.

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

     The Company changed its name from Valley Systems, Inc. to VSI Liquidation Corp. after the closing of this transaction, and does not have and will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company. After the closing, the Company used approximately $5.5 million of the proceeds of the sale to redeem the outstanding shares of Series C Preferred Stock, approximately $380,000 to redeem outstanding employee stock options and approximately $165,000 to pay retention bonuses to certain officers and employees. The Company also paid a liquidating dividend of $16.8 million ($2.13 per common share) to common stockholders from the proceeds of the sale. Additional liquidating dividends of approximately $1.2 million ($.15 per share) and $790,000 ($.10 per share) were paid to common stockholders in February 2000 and 2001, respectively.

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

Employees

     As of August 31, 2001, the Company had no employees other than its officers and directors.

ITEM 2.   PROPERTIES

     As of August 31, 2001 the Company does not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2001.

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

                                                        High            Low
Fiscal 2000:                                           ------         ------
July 1, 1999 - September 30, 1999                      $0.250         $0.063
October 1, 1999 - December 31, 1999                     0.500          0.130
January 1, 2000 - March 31, 2000                        0.500          0.130
April 1, 2000 - June 30, 2000                           0.130          0.130
Fiscal 2001:
July 1, 2000 - September 30, 2000                       0.375          0.063
October 1, 2000 - December 31, 2000                     0.250          0.141
January 1, 2001 - March 31, 2001                        0.156          0.141
April 1, 2001 - June 30, 2001                           0.203          0.156

     Based on information furnished by certain brokerage firms that are record holders of the Company's Common Stock, the Company has in excess of 800 beneficial owners of its Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

     Dollars in thousands, except per share data:

                                               2001 (1)      2000        1999         1998         1997
                                              ---------- ----------- ------------ ------------ -----------
Sales                                             $   -       $   -     $ 13,537     $ 24,431    $ 23,088
Gross profit                                          -           -        5,072        9,040       8,559
Selling, general and
    administrative expenses                         353         225        3,663        7,145       7,268
Litigation settlements and related fees               -           -            -            -       (752)
Interest (income) expense, net                    (155)       (199)          163          593         592
Gain on sale of substantially all assets
    and assumption of substantially all
    liabilities of the Company                        -           -       22,719            -           -
Net income (loss)                                 (129)        (17)       21,465        1,302       1,451
Earnings (loss) per common share:
    Basic and diluted                            (0.02)      (0.00)         2.69         0.12        0.13
Total assets                                      3,128       4,132        5,958       15,934      14,568
Total long-term debt                                  -           -            -        7,585       7,235
Total stockholders' equity                        2,162       3,082        4,285        5,354       4,437

(1)  July 1, 2000 through June 30, 2001

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

Results of Discontinued Operations - 2001 compared to 2000

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

                                                                  Three Months Ended
                                                         (In thousands, except per share data)
                                    9/30/99   12/31/99    3/31/00    6/30/00  9/30/00   12/31/00    3/31/01    6/30/01
                                    -------   --------    -------    -------  -------   --------    -------    -------
Sales                                  $  -      $   -      $   -      $   -     $  -      $   -      $   -      $   -
Gross profit                              -          -          -          -        -          -          -          -
Net income (loss)                       (20)         5         (2)       (81)     (11)       (14)       (99)        (5)
Earnings per common share -
    basic and diluted                  $.00      $ .00      $ .00      $(.01)   $ .00      $  .00     $(.02)     $ .00


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

     On January 29, 1999, an initial liquidating cash dividend of approximately $16.8 million ($2.13 per share) was mailed to stockholders of record at the close of business on January 22, 1999. Additional liquidating cash dividends of approximately $1.2 million ($.15 per share) and $790,000 ($.10 per share) were paid to stockholders of record on the close of business on January 31, 2000 and 2001, respectively. The Company now has no further assets to distribute and expects to have no additional assets in the future other than cash received from the escrow account referenced above and cash remaining after payment of all remaining expenses to wind up and dissolve the Company, if any.

     In May, 1999 certain accounts receivable totaling approximately $600,000 that were sold to HydroChem under the Purchase Agreement and guaranteed by the Company were returned by HydroChem to the Company and were paid for out of funds in escrow.

     The Company expects that, subject to any claims which may be made by HydroChem, $1.4 million of the remaining escrowed funds of approximately $2.4 million (including earnings on escrowed funds to date) will be released on or about January 2002, the third anniversary of the closing date. Up to an additional $1 million may be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be possible in the year 2002. The balance of the escrow fund, including earnings on the escrow account, will also be released on the third anniversary of the closing date. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

     As of the fiscal year ended June 30, 2001 the Company had approximately $215,000 in cash in addition to approximately $2.4 million held in the escrow account.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The required financial statements of the Registrant are set forth immediately following the signature page to this Form 10-K. See "Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K," for index to the financial statements.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements Filed

         VSI Liquidation Corp. and Subsidiary:
             Reports of Independent Accountants.
             Consolidated Balance Sheets at June 30, 2001 and 2000. Consolidated Statements of Discontinued Operations for the years ended June 30, 2001, 2000 and 1999.
             Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999.
             Consolidated Statements of Cash Flows for the years ended June 30,
               2001, 2000 and 1999.
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

21.1*     Subsidiaries of the Registrant

---------------------
*  Filed herewith.
+ The Company has applied for confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.

     (b) Reports on Form 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VSI LIQUIDATION CORP.


September 27, 2001                  By: /s/  Ed Strickland
                                        ---------------------------
                                        Ed Strickland, President
                                        and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                       Date
---------                   -----                       ----

/s/ Ed Strickland           President and Chief         September 27, 2001
--------------------        Executive Officer
Ed Strickland

/s/  Allen O. Kinzer        Director                    September 27, 2001
--------------------
Allen O. Kinzer

/s/  Joe M. Young           Director and Acting         September 27, 2001
--------------------        Financial Officer
Joe M. Young

                      VSI LIQUIDATION CORP. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
                                                                      Number
                                                                      ------

REPORTS OF INDEPENDENT ACCOUNTANTS                                     10-11

CONSOLIDATED BALANCE SHEETS - June 30, 2001 and 2000                      12

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS - Years ended
June 30, 2001, 2000 and 1999                                              13

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Years ended June
30, 2001, 2000 and 1999                                                   14

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years ended June 30, 2001,
2000 and 1999                                                             15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             16-19

        All schedules are omitted because they are not required under the instructions, are inapplicable, or the information is included elsewhere in the financial statements.

Report of Independent Accountants

To the Board of Directors and Stockholders
VSI Liquidation Corp.

We have audited the accompanying consolidated balance sheets of VSI Liquidation Corp. and subsidiary (a Delaware corporation) as of June 30, 2001 and 2000, and the related consolidated statements of discontinued operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSI Liquidation and subsidiary as of June 30, 2001 and 2000, and the results of its discontinued operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


/s/ Hall, Kistler & Company LLP

Hall, Kistler & Company LLP

Canton, Ohio
September 27, 2001

                        Report of Independent Accountants


To the Stockholders of
VSI Liquidation Corp.:

In our opinion, the consolidated statements of discontinued operations, of changes in stockholders' equity and of cash flows for the year ended June 30, 1999 (appearing on pages 13 through 15 of the VSI Liquidation Corp. and Subsidiary consolidated financial statements which have been included in this Form 10-K) present fairly, in all material respects, the results of operations and cash flows of VSI Liquidation Corp. and subsidiary for the year ended June 30, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of VSI Liquidation Corp. and subsidiary for any period subsequent to June 30, 1999.

As more fully described in Note 2 to the consolidated financial statements, the Company sold substantially all of its net operating assets on January 1, 1999.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Cleveland, Ohio
September 23, 1999


1398191

Consolidated Balance Sheets
June 30, 2001 and 2000

                                                                             2001                2000
                                                                       -----------------   -----------------
                                ASSETS
Current assets:
     Cash                                                               $       215,310     $       376,752
     Cash in escrow account                                                   2,372,849           1,000,000
     Accounts receivable, net                                                         -             123,268
     Prepaid expenses and deposits                                              539,775             404,775
                                                                       -----------------   -----------------
        Total current assets                                                  3,127,934           1,904,795
Cash in escrow account                                                                -           2,227,112
                                                                       -----------------   -----------------
            Total assets                                                $     3,127,934     $     4,131,907
                                                                       =================   =================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                              $       163,597     $       131,677
     Income taxes payable                                                             -                   -
     Deferred income taxes                                                      802,072              84,000
                                                                       -----------------   -----------------
        Total current liabilities                                               965,669             215,677
Deferred income taxes                                                                 -             834,521
                                                                       -----------------   -----------------
        Total liabilities                                                       965,669           1,050,198
                                                                       -----------------   -----------------
Commitments and contingencies                                                         -                   -

Stockholders' equity:
     Preferred stock, $.10 par value; authorized
        2,000,000 shares, none issued and outstanding                                 -                   -
     Common stock, $.01 par value; authorized 12,000,000
        shares, issued and outstanding 7,906,617 shares                          79,066              79,066
     Paid-in capital                                                          1,796,838           2,587,500
     Retained earnings                                                          286,361             415,143
                                                                       -----------------   -----------------
                                                                              2,162,265           3,081,709
                                                                       -----------------   -----------------
            Total liabilities and stockholders' equity                  $     3,127,934     $     4,131,907
                                                                       =================   =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Consolidated Statements of Discontinued Operations for the years ended June 30, 2001, 2000 and 1999

                                                     2001                2000               1999
                                               -----------------   -----------------  ------------------
Sales                                           $             -     $             -    $     13,536,876
Cost of sales                                                 -                   -           8,464,830
                                               -----------------   -----------------  ------------------
     Gross profit                                             -                   -           5,072,046

Selling, general and
  administrative expenses                               352,515             224,708           3,662,704
Interest (income) expense, net                         (154,733)           (198,754)            163,264

Gain on sale of substantially all assets
  to, and assumption of substantially all
  liabilities of the Company by,
  HydroChem Industrial Services, Inc.                         -                   -          22,718,579
                                               -----------------   -----------------  ------------------
Income (loss) from discontinued
  operations before income taxes                       (197,782)            (25,954)         23,964,657

Income taxes (benefit)                                  (69,000)             (9,000)          2,500,000
                                               -----------------   -----------------  ------------------
     Net income (loss)                          $      (128,782)    $       (16,954)   $     21,464,657
                                               =================   =================  ==================
Earnings per share:
Net earnings per common share - basic           $         (0.02)    $          0.00    $           2.69
                                               =================   =================  ==================
Net earnings per common share -
   assuming dilution                            $         (0.02)    $          0.00    $           2.69
                                               =================   =================  ==================
Weighted average shares used in
  computation - basic and diluted                     7,906,617           7,906,617           7,906,617
                                               =================   =================  ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999

                                                                                Retained
                              Preferred      Common          Paid-In            (Deficit)          Treasury
                              Stock (1)    Stock (2)         Capital            Earnings            Stock             Total
                              ----------- ------------- ------------------ -------------------- --------------- ------------------
Balance, July 1, 1998          $   5,500   $    85,121   $     26,786,040   $      (20,840,060)  $    (683,008)  $      5,353,593
Net income                                                                          21,464,657                         21,464,657
Series C preferred
   dividends                                                                          (192,500)                          (192,500)
Retirement of treasury
   stock                                        (6,055)          (676,953)                             683,008
                                                                                                                                -
Redemption of Series C
   Preferred Stock                (5,500)                      (5,494,500)                                             (5,500,000)
Distribution of $2.13 per
   share to common
   stockholders                                               (16,841,095)                                            (16,841,095)
                              ----------- ------------- ------------------ -------------------- --------------- ------------------
Balance, June 30, 1999                 -        79,066          3,773,492              432,097               -          4,284,655

Net loss                                                                               (16,954)                           (16,954)

Distribution of $.15 per
   share to common
   stockholders                                                (1,185,992)                                             (1,185,992)
                              ----------- ------------- ------------------ -------------------- --------------- ------------------
Balance, June 30, 2000                 -        79,066          2,587,500              415,143               -          3,081,709

Net loss                                                                              (128,782)                          (128,782)
Distribution of $.10 per
   share to common
   stockholders                                                  (790,662)                                               (790,662)
                              ----------- ------------- ------------------ -------------------- --------------- ------------------
Balance, June 30, 2001         $       -   $    79,066   $      1,796,838   $          286,361   $           -   $      2,162,265
                              =========== ============= ================== ==================== =============== ==================


   (1)  Share amounts are equivalent to ten times dollar amounts

   (2)  Share amounts are equivalent to one hundred times dollar amounts




              The accompanying notes are an integral part of these
                       consolidated financial statements.

Consolidated Statements of Cash Flows
for the years ended June 30, 2001, 2000  and 1999

                                                                        2001               2000                1999
                                                                   ---------------   ------------------  ------------------
Cash flows from operating activities:
   Net (loss) income                                                $    (128,782)    $        (16,954)   $     21,464,657
   Adjustments to reconcile net (loss) income  to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                            -                    -           1,476,569
       Gain on disposition of property and equipment                            -                    -             (31,625)
       Gain on sale of assets and assumption of liabilities                     -                    -         (22,718,579)
       Deferred income taxes                                             (116,449)            (202,479)          1,121,000
       (Increase) decrease in assets:
           Accounts receivable                                            123,268              301,907             262,195
           Prepaid expenses and supplies                                 (135,000)             (48,124)           (383,543)
       Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                           31,920             (261,683)            408,923
           Income tax payable                                                   -             (159,000)            159,000
                                                                   ---------------   ------------------  ------------------
       Cash provided by (used in) operating activities                   (225,043)            (386,333)          1,758,597
                                                                   ---------------   ------------------  ------------------
Cash flows from investing activities:
   Additions to property and equipment                                          -                    -          (1,635,104)
   Proceeds from dispositions of property and equipment                         -                    -              31,625
   Proceeds from sale of assets and assumption of
     liabilities, net of expenses of sale and cash
     sold with assets                                                           -                    -          28,469,429
   Establishment of escrow account                                              -                    -          (4,000,000)
   Change in escrow account                                               854,263              183,695             589,193
                                                                   ---------------   ------------------  ------------------
       Cash provided by (used in) investing activities                    854,263              183,695          23,455,143
                                                                   ---------------   ------------------  ------------------
Cash flows from financing activities:
   Net (payments) borrowings from revolving loan                                -                    -            (505,669)
   Payments of other long-term debt                                             -                    -            (520,336)
   Additional borrowings of long-term debt                                      -                    -                   -
   Payments of preferred stock dividends                                        -                    -            (288,750)
   Redemption of Series C Preferred Stock                                       -                    -          (5,500,000)
   Distribution to common stockholders                                   (790,662)          (1,185,992)        (16,841,095)
                                                                   ---------------   ------------------  ------------------
       Cash used in financing activities                                 (790,662)          (1,185,992)        (23,655,850)
                                                                   ---------------   ------------------  ------------------
(Decrease) increase in cash                                              (161,442)          (1,388,630)          1,557,890
Cash at beginning of year                                                 376,752            1,765,382             207,492
                                                                   ---------------   ------------------  ------------------
Cash at end of year                                                 $     215,310     $        376,752    $      1,765,382
                                                                   ===============   ==================  ==================
Cash paid for:
   Interest                                                         $           -     $              -    $        303,623
   Income taxes                                                                 -                    -           1,220,000
Non-cash investing activities:
   Property and equipment acquired with capital leases                          -                    -             870,705


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   Notes to Consolidated Financial Statements
                 for the years ended June 30, 2001,2000 and 1999

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

     2. Sale of Substantially All Assets and Assumption of Substantially All Liabilities of the Company:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc.
("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Approximately $2.0 million of this escrow has been released since the transaction closed. $1.0 million of the escrowed funds will be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2002. The remaining funds in escrow are expected to be released on or about January 2002, the third anniversary of transaction. The Company has reserved $150,000 in the financial statements at June 30, 2001 for potential future liabilities to HydroChem to be paid from the escrow account.

     The Company changed its name from Valley Systems, Inc. to VSI Liquidation Corp. after the closing of this transaction, and will not have any business operations other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company. After the closing, the Company used approximately $5.5 million of the proceeds of the sale to redeem the outstanding shares of Series C Preferred Stock, approximately $380,000 to redeem outstanding employee stock options and approximately $165,000 to pay retention bonuses to certain officers and employees. The Company also paid a liquidating dividend of $16.8 million ($2.13 per common share) to common stockholders from the proceeds of the sale. Additional liquidating dividends of approximately $1.2 million ($.15 per common share) and $790,000 ($.10 per common share) were paid in fiscal February 2000 and 2001, respectively.

     The following summarizes the assets sold and the liabilities assumed under the Purchase Agreement:

                                                 Balance            Amount            Balance
                                                12/31/1998           Sold           After Sale
                                             ----------------- ----------------- ------------------
Cash                                          $       222,800   $       222,800   $              -
Accounts receivable                                 5,053,024         5,053,024                  -
Prepaid supplies                                      626,348           626,348                  -
Prepaid expenses                                      159,350            78,574             80,776
Deferred expenses of asset sale                     1,132,091                 -          1,132,091
Deferred income taxes                               5,985,000                 -          5,985,000
Property and equipment, net                         9,994,390         9,994,390                  -
Intangible assets                                     342,500           342,500                  -
                                             ----------------- ----------------- ------------------
     Total assets                                  23,515,503        16,317,636          7,197,867
                                             ----------------- ----------------- ------------------
Accounts payable                                      748,083           748,083                  -
Accrued expenses                                    2,053,086         1,607,353            445,733
Long-term debt                                      8,088,550         8,088,550                  -
                                             ----------------- ----------------- ------------------
     Total liabilities                             10,889,719        10,443,986            445,733
                                             ----------------- ----------------- ------------------
          Net assets                          $    12,625,784   $     5,873,650   $      6,752,134
                                             ================= ================= ==================

                   Notes to Consolidated Financial Statements
                 for the years ended June 30, 2001,2000 and 1999

     The gain on this transaction is as follows:

Proceeds from sale                                                                         $     29,960,308
Less:
    Net basis of assets sold and liabilities assumed                                              5,873,650
    Expenses of sale                                                                              1,268,079
    Reserve for liabilities resulting from indemnities and guaranties under
      the Purchase Agreement                                                                        100,000
                                                                                          ------------------
Gain on sale                                                                               $     22,718,579
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

     Accounts Receivable: The Company's customers were located primarily throughout the United States. The Company monitored potential credit losses and such losses have been within management's expectations. Accounts receivable which become uncollectible are written off against operations at the time they are deemed to be worthless. The total uncollectible accounts charged to operations for the year ended June 30, 1999 was $232,000. Bad debt recoveries amounted to $100,000 in the year ended June 30, 2000.

     Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits: The Company maintains its cash balances in one financial
institution.   The  balances  are  insured  by  the  Federal  Deposit  Insurance
Corporation up to $100,000. At June 30, 2001 and 2000, respectively, the Company's uninsured cash balances totaled $115,310 and $276,752.

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

                   Notes to Consolidated Financial Statements
                 for the years ended June 30, 2001,2000 and 1999


     Earnings Per Common Share: Earnings per share of common stock have been calculated according to the guidelines of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per common share are computed by dividing net income less preferred stock dividend requirements ($192,500 for the year ended June 30, 1999) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share do not vary from basic earnings per share for any of the periods presented because there were no dilutive potential shares of common stock outstanding. The dilutive effect of outstanding potential shares of common stock was computed using the treasury stock method.

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

     4. Property and Equipment:

     The Company incurred repairs and maintenance costs on property and equipment of approximately $610,000 for the year ended June 30, 1999.

     5. Income Taxes:

     The income tax provision for the three years ended June 30, 2001 is comprised of the following amounts:


                                                              2001                2000                1999
                                                        ------------------  ------------------  -----------------
Current                                                  $        (69,000)   $         (9,000)   $     1,379,000
Deferred                                                                -                   -          1,121,000
                                                        ------------------  ------------------  -----------------
     Total Provision                                     $        (69,000)   $         (9,000)   $     2,500,000
                                                        ==================  ==================  =================
Statutory Rate                                                        (34)%               (34)%               34%
State and local taxes, net of federal benefit                          (1)                 (1)                 5
Operating loss utilized                                                 -                   -                (29)
                                                        ------------------  ------------------  -----------------
     Effective rate                                                   (35)%               (35)%               10%
                                                        ==================  ==================  =================


     Deferred federal income taxes reflect the impact for financial statement reporting purposes of temporary differences between the financial statement and tax basis of assets and liabilities. At June 30, 2001 and 2000, the components of the net deferred tax assets and liabilities were as follows:

                                                  2001              2000
                                             ---------------- -----------------
Deferred tax liabilities:
    Escrow account                            $      802,072   $       918,521
                                             ---------------- -----------------
Net deferred tax liabilities                  $      802,072   $       918,521
                                             ================ =================

                   Notes to Consolidated Financial Statements
                 for the years ended June 30, 2001,2000 and 1999


     6. Stockholders' Equity:

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

     7. Stock Options and Warrants:

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

     C. In 1999 options to purchase 11,900 shares of common stock were forfeited.

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

     At June 30, 2001, warrants to purchase shares of the Company's common stock were outstanding as follows:

           Warrant
            Price           Shares     Expiration Date
            -----           ------     ---------------
             $ 15.00       100,000     September 2001

     8. Employee Benefit Plan:

     In 1991, the Company adopted a 401(k) plan that covers substantially all employees. The plan is a discretionary plan in that the Company may or may not make contributions to the plan. The Company did not contribute to the plan during the three years ended June 30, 2001. Effective January 1, 1999, the Company terminated this plan as a result of the sale of substantially all of the Company's assets to HydroChem. On April 20, 1999 the Company filed an application for termination of the plan with the Internal Revenue Service. Termination was completed in December 1999.

1397298