Form 10-Q
period 2001-09-30
VSI LIQUIDATION CORP
filed 2001-11-14
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

     As of September 30, 2001, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                              VSI Liquidation Corp.
                           Consolidated Balance Sheets

                                                                         September 30, 2001
                                                                             (unaudited)           June 30, 2001
                                                                        ----------------------  ---------------------
                                ASSETS
   Cash                                                                  $            156,917    $           215,310
   Cash in escrow account                                                           2,389,619              2,372,849
   Prepaid expenses and deposits                                                      534,775                539,775
                                                                        ----------------------  ---------------------
        Total assets                                                     $          3,081,311    $         3,127,934
                                                                        ======================  =====================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued expenses                                 $            170,187    $           163,597
   Deferred income taxes                                                              779,239                802,072
                                                                        ----------------------  ---------------------
     Total liabilities                                                                949,426                965,669
                                                                        ----------------------  ---------------------
Stockholders' equity:
   Common stock, $.01 par value; authorized 12,000,000 shares,
     issued and outstanding 7,906,617 shares                                           79,066                 79,066
   Paid-in capital                                                                  1,796,838              1,796,838
   Retained earnings                                                                  255,981                286,361
                                                                        ----------------------  ---------------------
                                                                                    2,131,885              2,162,265
                                                                        ----------------------  ---------------------
        Total liabilities and stockholders' equity                       $          3,081,311    $         3,127,934
                                                                        ======================  =====================

                 See notes to consolidated financial statements.

                              VSI Liquidation Corp.
               Consolidated Statements of Discontinued Operations
                                   (unaudited)

                                                                           Three months ended
                                                                              September 30
                                                                   -----------------------------------
                                                                         2001              2000
                                                                   ----------------- -----------------
Interest income                                                     $        16,908   $        46,135
Selling, general and administrative expenses                                 63,288            63,244
                                                                   ----------------- -----------------
Loss before income taxes                                                    (46,380)          (17,109)
Income tax benefit                                                          (16,000)           (6,000)
                                                                   ----------------- -----------------
Net loss                                                            $       (30,380)  $       (11,109)
                                                                   ================= =================
Net loss per common share:
   Basic                                                            $          0.00   $          0.00
                                                                   ================= =================
   Diluted                                                          $          0.00   $          0.00
                                                                   ================= =================
Weighted average shares used in
   computation - basic and diluted                                        7,906,617         7,906,617
                                                                   ================= =================



                 See notes to consolidated financial statements.

                              VSI Liquidation Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three months ended September 30
                                                                                    -------------------------------------
                                                                                          2001               2000
                                                                                    ------------------ ------------------
Cash flows from operating activities:
   Net loss                                                                          $       (30,380)   $       (11,109)
   Adjustments to reconcile net income to net cash flows from operating activities:
        Deferred income taxes                                                                (22,833)           (30,713)
       (Increase) decrease in assets:
             Accounts receivable                                                                   -            123,268
             Prepaid expenses                                                                  5,000            (19,280)
        Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                                             6,590             11,243
             Income tax payable                                                                    -                  -
                                                                                    ------------------ ------------------
                 Cash (used) provided by operating activities                                (41,623)            73,409
                                                                                    ------------------ ------------------
Cash flows from investing activities:
   Change in escrow account                                                                  (16,770)           (43,714)
                                                                                    ------------------ ------------------
                 Cash used in investing activities                                           (16,770)           (43,714)
                                                                                    ------------------ ------------------
Cash flows from financing activities                                                               -                  -
                                                                                    ------------------ ------------------
(Decrease) increase in cash                                                                  (58,393)            29,695
Cash at beginning of period                                                                  215,310            376,752
                                                                                    ------------------ ------------------
Cash at end of period                                                                $       156,917    $       406,447
                                                                                    ================== ==================


                 See notes to consolidated financial statements.

                                VSI Liquidation
                   Notes to Consolidated Financial Statements


1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K filed September 27, 2001 for the fiscal year ended June 30, 2001.

     The financial statements for the periods ended September 30, 2001 and 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

4. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $29.8 million, adjusted for increases or decreases in net assets after June 30, 1998. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds, to the extent not needed to indemnify HydroChem, will be released over a three year period following closing. $1.0 million of the escrow funds will be released if and when the Company provides certain environmental assurances to HydroChem, currently expected to be during 2002. This transaction closed on January 5, 1999, and was effective as of January 1, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS:

     Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, the possibility that HydroChem will successfully assert claims against funds held in the escrow account, the possibility that the costs of winding up the Company's affairs could exceed the Company's projections, and general business and economic conditions.

RESULTS OF OPERATIONS:
Three months ended September 30, 2001 as compared to the three months ended September 30, 2000:

     As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the quarters ended September 30, 2001 and September 30, 2000 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

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

     As of September 30, 2001, the Company had approximately $157,000 in cash in addition to approximately $2.39 million held in an escrow account.

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

                                     VSI LIQUIDATION CORP.



Date:    November 14, 2001           By:  /s/ Joe M. Young
                                          -------------------------------------
                                          Joe M. Young
                                          Director and Acting Financial Officer







                                       9
1412567v1