Form 10-Q
period 2001-12-31
VSI LIQUIDATION CORP
filed 2002-02-14
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2001


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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

     As of December 31, 2001, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                              VSI LIQUIDATION CORP.
                           CONSOLIDATED BALANCE SHEETS



                                                        DECEMBER 31, 2001
                                                           (UNAUDITED)                    JUNE 30, 2001
                                                        -----------------               -----------------
                        ASSETS
   Cash                                                 $   108,566                    $   215,310
   Cash in escrow account                                 2,400,609                      2,372,849
   Prepaid expenses and deposits                            529,775                        539,775
                                                        -----------------               -----------------

        Total assets                                    $ 3,038,950                    $ 3,127,934
                                                        =================              ==================

             LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses                $   209,929                    $   163,597
   Deferred income taxes                                    742,495                        802,072
                                                        -----------------               -----------------
     Total liabilities                                      952,424                        965,669
                                                        -----------------               -----------------


Stockholders' equity:
   Common stock, $.01 par value; authorized 12,000,000 shares,
      issued and outstanding 7,906,617 shares                79,066                         79,066
   Paid-in capital                                        1,796,838                      1,796,838
   Retained earnings                                        210,622                        286,361
                                                        -----------------               -----------------
                                                          2,086,526                      2,162,265
                                                        -----------------               -----------------

        Total liabilities and stockholders' equity      $ 3,038,950                    $ 3,127,934
                                                        =================              ==================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                              VSI LIQUIDATION CORP.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             DECEMBER 31                             DECEMBER 31
                                                   -------------------------------------   -------------------------------------
                                                         2001                2000                2001                 2000
                                                   -----------------   -----------------   -----------------   -----------------

Interest income                                    $    11,040         $    47,041         $      27,948       $     47,041
Selling, general and administrative expenses            91,399              67,865               154,687             67,865
                                                   -----------------   -----------------   -----------------   -----------------

Income (loss) before income taxes                      (80,359)            (20,824)             (126,739)           (20,824)

Income tax (benefit)                                   (35,000)             (7,000)              (51,000)            (7,000)
                                                   -----------------   -----------------   -----------------   -----------------

Net income (loss)                                  $   (45,359)        $   (13,824)        $     (75,739)      $    (13,824)
                                                   ==================  =================   ==================  ==================

Net earnings (loss) per common share:
   Basic                                           $     (0.01)        $     (0.00)        $       (0.01)      $     ( 0.00)
                                                   ==================  =================   ==================  ==================
   Diluted                                         $     (0.01)        $     (0.00)        $      ( 0.01)      $      (0.00)
                                                   ==================  =================   ==================  ==================
Weighted average shares used in computation:
    basic and diluted                                7,906,617           7,906,617             7,906,617          7,906,617
                                                   ==================  =================   ==================  ==================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                              VSI LIQUIDATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          SIX MONTHS ENDED DECEMBER 31
                                                                      -------------------------------------
                                                                          2001                   2000
                                                                      -----------------   -----------------
Cash flows from operating activities:
   Net loss                                                           $  (75,739)         $     (24,933)
   Adjustments to reconcile net income to net cash flows from operating activities:
        Deferred income taxes                                            (59,577)               (43,065)
       (Increase) decrease in assets:
             Accounts receivable                                               -                123,268
             Prepaid expenses                                             10,000                (31,427)
        Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                        46,332                 31,395
             Income tax payable                                                -                      -
                                                                      -----------------   -----------------

                 Cash provided by operating activities                   (78,984)                55,238
                                                                      -----------------   -----------------

Cash flows from investing activities:
   Change in escrow account                                              (27,760)               (88,559)
                                                                      -----------------   -----------------

                 Cash used by investing activities                       (27,760)               (88,559)
                                                                      -----------------   -----------------

Cash flows from financing activities                                           -                      -
                                                                      -----------------   -----------------

Increase (decrease) in cash                                             (106,744)               (33,321)

Cash at beginning of period                                              215,310                376,752
                                                                      -----------------   -----------------

Cash at end of period                                                 $  108,566          $     343,431
                                                                      =================   =================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                 VSI LIQUIDATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K filed September 27, 2001 for the fiscal year ended June 30, 2001.

     The financial statements for the periods ended December 31, 2001 and 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

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

3. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

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

RESULTS OF OPERATIONS:
Three months and six months ended December 31, 2001 as compared to the three months and six months ended December 31, 2000:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months and six months ended December 31, 2001 and December 31, 2000 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

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

On January 29, 1999, an initial liquidating cash dividend of approximately $16.8 million ($2.13 per share) was mailed to stockholders of record at the close of business on January 22, 1999. Additional liquidating cash dividends of approximately $1.2 million ($.15 per share) and $790,000 ($.10 per share) were paid to stockholders of record on the close of business on January 31, 2000 and 2001, respectively. The Company has declared a subsequent liquidating cash dividend of approximately $950,000 ($.12 per share) to be paid to shareholders of record at the close of business on January 31, 2002 on or about February 11, 2002. The Company now has no further assets to distribute and expects to have no additional assets in the future other than cash received from the escrow account referenced above and cash remaining after payment of all remaining expenses to wind up and dissolve the Company, if any.

$1.4 million of the $2.4 million of funds in escrow at December 31, 2001 was released to the Company in January 2002. The Company expects that, subject to any claims that may be made by HydroChem, the remaining $1 million of escrowed funds (including any earnings on escrowed funds) will be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be in the year 2002. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay expenses associated with the winding up and dissolution of the Company, as well as any unanticipated unpaid expenses or claims, with the remainder to be distributed as liquidating cash dividends to stockholders as soon as is practicable.

As of December 31, 2001 the Company had approximately $109,000 in cash in addition to approximately $2.4 million held in the escrow account.

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

                                  VSI LIQUIDATION CORP.


Date: February 12, 2002           By:  /s/ Joe M. Young
                                       -----------------------------------------
                                           Joe M. Young
                                           Director and Acting Financial Officer

1443703