Form 10-Q
period 2002-03-31
VSI LIQUIDATION CORP
filed 2002-05-13
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

     As of March 31, 2002, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              VSI LIQUIDATION CORP.
                           CONSOLIDATED BALANCE SHEETS

                                            MARCH 31, 2002
                                             (UNAUDITED)         JUNE 30, 2001
                                            --------------      ---------------
          ASSETS
   Cash                                      $   506,633          $    215,310
   Cash in escrow account                        869,189             2,372,849
   Prepaid expenses and deposits                 529,775               539,775
                                            -------------        --------------
        Total assets                         $ 1,905,597          $  3,127,934
                                            =============        ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses     $   105,789          $    163,597
   Deferred income taxes                         710,023               802,072
                                            -------------        --------------

       Total liabilities                         815,812               965,669
                                            -------------        --------------

   Contingencies

   Stockholders' equity:
     Common stock, $.01 par value;
        authorized 12,000,000 shares,
        issued and outstanding
        7,906,617 shares                         79,066                 79,066
     Paid-in capital                            848,044              1,796,838
     Retained earnings                          162,675                286,361
                                            ------------         --------------
                                              1,089,785              2,162,265
                                            ------------         --------------
       Total liabilities and
        stockholders' equity                 $1,905,597            $ 3,127,934
                                           =============          =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     MARCH 31                           MARCH 31
                                                        ----------------------------------- ----------------------------------
                                                             2002              2001              2002              2001
                                                        ---------------- ------------------ ---------------- -----------------
Interest income                                             $    2,642         $   38,901      $    30,590        $  132,077
Selling, general and administrative expenses                    82,589            191,411          237,276           322,520
                                                        ---------------- ------------------ ---------------- -----------------
Income (loss) before income taxes                              (79,947)          (152,510)        (206,686)         (190,433)

Income tax (benefit)                                           (32,000)           (54,000)         (83,000)          (67,000)
                                                        ---------------- ------------------ ---------------- -----------------
Net income (loss)                                           $  (47,947)        $  (98,510)     $  (123,686)       $ (123,443)
                                                        ================ ================== ================ =================
Net earnings (loss) per common share:
   Basic                                                    $   (0.01)         $   (0.02)      $    (0.02)        $  ( 0.02)
                                                        ================ ================== ================ =================
   Diluted                                                  $   (0.01)         $   (0.02)      $   ( 0.02)        $   (0.02)
                                                        ================ ================== ================ =================
Weighted average shares used in computation:
    basic and diluted                                        7,906,617          7,906,617        7,906,617         7,906,617
                                                        ================ ================== ================ =================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED MARCH 31
                                                                   -------------------------------
                                                                        2002               2001
                                                                   -------------     -------------
Cash flows from operating activities:
   Net loss                                                         $ (123,686)       $ (123,443)
   Adjustments to reconcile net income to net cash flows from operating activities:
        Deferred income taxes                                          (92,049)         (109,646)
       (Increase) decrease in assets:
             Accounts receivable                                             -           123,268
             Prepaid expenses                                           10,000           (33,892)
        Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                     (57,808)           32,240
             Income tax payable                                              -                 -
                                                                   -------------    -------------
                 Cash used by operating activities                    (263,543)         (109,473)
                                                                   -------------    -------------

Cash flows from investing activities:
   Change in escrow account                                          1,503,660           876,408
                                                                   -------------    -------------
                Cash provided by investing activities                1,503,660           876,408

Cash flows from financing activities:
   Liquidating distribution to common stockholders                    (948,794)         (790,662)
                                                                   -------------    -------------
                Cash used by financing activities                     (948,794)         (790,662)
                                                                   -------------    -------------

Increase (decrease) in cash                                            291,323           (23,727)

Cash at beginning of period                                            215,310           376,752
                                                                   -------------    --------------
Cash at end of period                                                $ 506,633         $ 353,025
                                                                   =============    ==============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 VSI LIQUIDATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K filed September 27, 2001 for the fiscal year ended June 30, 2001.

     The financial statements for the periods ended March 31, 2002 and 2001 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

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

3.   CONTINGENCIES:

     The Company is the subject of one lawsuit that is not covered by insurance. Management believes the ultimate outcome of this litigation will not materially effect the financial position of the Company.

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

RESULTS OF OPERATIONS:

Three months and nine months ended March 31, 2002 as compared to the three months and nine months ended March 31, 2001:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months and nine months ended March 31, 2002 and March 31, 2001 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

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

On January 29, 1999, an initial liquidating cash dividend of approximately $16.8 million ($2.13 per share) was mailed to stockholders of record at the close of business on January 22, 1999. Additional liquidating cash dividends of approximately $1.2 million ($.15 per share), $790,000 ($.10 per share) and $949,000 ($.12 per share) were paid to stockholders of record on the close of business on January 31, 2000, 2001 and 2002, respectively. The Company now has no further assets to distribute and expects to have no additional assets in the future other than cash received from the escrow account referenced above and cash remaining after payment of all remaining expenses to wind up and dissolve the Company, if any.

$1.4 million of the $2.4 million of funds in escrow at December 31, 2001 was released to the Company in January 2002. The Company expects that, subject to any claims that may be made by HydroChem, the remaining escrowed funds (including any earnings on escrowed funds) will be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be in the year 2002. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay expenses associated with the winding up and dissolution of the Company, as well as any unanticipated unpaid expenses or claims, with the remainder to be distributed as liquidating cash dividends to stockholders as soon as is practicable.

As of March 31, 2002 the Company had approximately $507,000 in cash in addition to approximately $869,000 held in the escrow account.

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

                          PART II - - OTHER INFORMATION

Item 1. Legal Proceedings:

     On February 19, 2002, a lawsuit was filed by Alfred Williams against Toledo Metalizing Co., successor in interest to Ben's Truck Parts & Equipment, Inc. and Valley Systems of Ohio, Inc. in the County Court of Calhoun County, Texas (Case No. 02-CV-32) seeking to recover an unspecified amount for personal injuries sustained by Plaintiff on or about February 24, 2000. The Company believes this case to be without merit and intends to defend itself vigorously.

Item 2. Changes in Securities And Use of Proceeds: Not Applicable

Item 3. Defaults Upon Senior Securities: Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders:

     (a)  The Annual Meeting of Stockholders was held on January 21, 2002.

     (b) Management's nominees for director were elected at the meeting by the holders of common stock. The election was uncontested.

     The following table shows the results of voting in the election of directors:

                                Shares Voted For          Authority Withheld
                            ------------------------    ----------------------
         Allen O. Kinzer            6,338,669                    N/A
         John M. Young              6,338,669                    N/A

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

                              VSI LIQUIDATION CORP.


Date:  May 13, 2002           By:  /s/ Joe M. Young
                                  ------------------------------------------
                                        Joe M. Young
                                        Director and Acting Financial Officer

1470451