Form 10-K
period 2002-06-30
VSI LIQUIDATION CORP
filed 2002-09-30
CIK 873571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of August 29, 2002: (a) 7,906,617 shares of Common Stock, $.01 par value, of the registrant were outstanding; (b) 2,072,872 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $124,372, based on the closing sale price of $.06 per share on August 29, 2002.

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

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). This transaction closed on January 5, 1999, and was effective as of January 1, 1999. The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of $872,000 at June 30, 2002 , to the extent not needed to indemnify HydroChem, will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2003.

     The Company changed its name from Valley Systems, Inc. to VSI Liquidation Corp. after the closing of this transaction, and does not have and will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company. After the closing, the Company used approximately $5.5 million of the proceeds of the sale to redeem the outstanding shares of Series C Preferred Stock, approximately $380,000 to redeem outstanding employee stock options and approximately $165,000 to pay retention bonuses to certain officers and employees. The Company also paid a liquidating dividend of $16.8 million ($2.13 per common share) to common stockholders from the proceeds of the sale. Additional liquidating dividends of approximately $1.2 million ($.15 per share), $790,000 ($.10 per share) and $950,000 ($.12 per share) were paid to common stockholders in February 2000, 2001 and 2002 respectively.

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

EMPLOYEES

     As of August 31, 2002, the Company had no employees other than its officers and directors.

ITEM 2.  PROPERTIES

     As of August 31, 2002 the Company does not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock traded on the Nasdaq SmallCap Market of the Nasdaq Stock Market under the symbol VALE until January 5, 1999. At that time the Company was delisted from the Nasdaq Stock Market due to the sale of substantially all assets to HydroChem. The following table sets forth the high and low sale prices for the periods indicated on the non-Nasdaq OTC.

                                                       HIGH            LOW
FISCAL 2001:                                          ------         ------
July 1, 2000 - September 30, 2000                     $0.375         $0.063
October 1, 2000 - December 31, 2000                    0.250          0.141
January 1, 2001 - March 31, 2001                       0.156          0.141
April 1, 2001 - June 30, 2001                          0.203          0.156
FISCAL 2002:
July 1, 2001 - September 30, 2001                      0.180          0.180
October 1, 2001 - December 31, 2001                    0.230          0.180
January 1, 2002 - March 31, 2002                       0.240          0.210
April 1, 2002 - June 30, 2002                          0.210          0.100

     Based on information furnished by certain brokerage firms that are record holders of the Company's Common Stock, the Company has in excess of 800 beneficial owners of its Common Stock.


ITEM 6.   SELECTED FINANCIAL DATA

     Dollars in thousands, except per share data:

                                                2002 (1)     2001       2000        1999         1998
                                              ----------------------------------------------------------
Sales                                          $      -    $     -    $     -     $ 13,537    $  24,431
Gross profit                                          -          -          -        5,072        9,040
Selling, general and
    administrative expenses                         297        353        225        3,663        7,145
Interest (income) expense, net                      (33)      (155)      (199)         163          593
Gain on sale of substantially all assets
    and assumption of substantially all
    liabilities of the Company                                   -          -       22,719            -
Net income (loss)                                  (164)      (129)       (17)      21,465        1,302
Earnings (loss) per common share:
    Basic and diluted                             (0.02)     (0.02)     (0.00)        2.69         0.12
Total assets                                      1,775      3,128      4,132        5,958       15,934
Total long-term debt                                  -          -          -            -        7,585
Total stockholders' equity                        1,049      2,162      3,082        4,285        5,354

     (1)  July 1, 2001 through June 30, 2002

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

RESULTS OF DISCONTINUED OPERATIONS - 2002 COMPARED TO 2001

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

                                                                  THREE MONTHS ENDED
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    9/30/00   12/31/00    3/31/01    6/30/01  9/30/01   12/31/01    3/31/02    6/30/02
                                    -------   --------    -------    -------  -------   --------    -------    -------
Sales                                $   -     $    -      $   -      $   -    $   -     $    -      $   -      $   -
Gross profit                             -          -          -          -        -          -          -          -
Net loss                               (11)       (14)       (99)        (5)     (30)       (46)       (48)       (40)
Earnings per common share -
    basic and diluted                $ .00     $  .00      $(.02)     $ .00    $ .00     $ (.01)     $(.01)     $ .00



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

     On January 29, 1999, an initial liquidating cash dividend of approximately $16.8 million ($2.13 per share) was mailed to stockholders of record at the close of business on January 22, 1999. Additional liquidating cash dividends of approximately $1.2 million ($.15 per share), $790,000 ($.10 per share) and $950,000 ($.12 per share) were paid to stockholders of record on the close of business on January 31, 2000, 2001 and 2002 respectively. The Company now has no further assets to distribute and expects to have no additional assets in the future other than cash received from the escrow account referenced above and cash remaining after payment of all remaining expenses to wind up and dissolve the Company, if any.

     The Company expects that, subject to any claims which may be made by HydroChem, all of the remaining escrowed funds of approximately $872,000 (including earnings on escrowed funds to date) will be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be possible in the year 2003. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

     As of the fiscal year ended June 30, 2002 the Company had approximately $312,000 in cash in addition to approximately $872,000 held in the escrow account.

     The Company will not engage in any further business activities and the only remaining activities will be those associated with the winding up and dissolution of the Company. The Company believes that the remaining cash on hand and in escrow will be sufficient to meet its liabilities and obligations until the Company is dissolved in accordance with Delaware law. We currently expect that the Company will be dissolved in 2003.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  (1) FINANCIAL STATEMENTS FILED

             VSI Liquidation Corp. and Subsidiary:
               Report of Independent Accountants.
               Consolidated Balance Sheets at June 30, 2002 and 2001. Consolidated Statements of Discontinued Operations for the
                    years ended June 30, 2002, 2001 and 2000.
               Consolidated  Statements of  Stockholders'  Equity for the
                    years ended June 30, 2002, 2001 and 2000.
               Consolidated Statements of Cash Flows for the years ended
                    June 30, 2002, 2001 and 2000.
               Notes to Consolidated Financial Statements.

          (2) EXHIBITS

NO.       DESCRIPTION OF EXHIBIT
---       ----------------------
2.1 Second Amended and Restated Asset Purchase Agreement, dated as of September 8, 1998, among the Company, Valley Systems of Ohio, Inc. and HydroChem Industrial Services, Inc. (Incorporated herein by reference to Appendix A of the Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on December 15,
          1998).

3.1       Restated Certificate of Incorporation of the Company (filed as Exhibit
          3.1 to the Company's Registration Statement on Form S-1 filed on June 11, 1991, and incorporated therein by reference).

3.2 Certification of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Form 10-K dated September 25, 1995, and incorporated herein by reference).

3.3 Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit
          3.3 to the Form 10-Q for the quarter ended December 31, 1998).

3.4 Certificate of Elimination of Series A Preferred Stock and Series B Preference Stock of the Company (incorporated by reference to Exhibit
          3.4 to the Form 10-Q for the quarter ended December 31, 1998).

3.5 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Form 10-Q for the quarter ended December 31, 1998).

3.6 Bylaws of the Company, as amended, (filed as Exhibit 3.3 to the Company's Form 10-K dated September 25, 1995 and incorporated herein by reference).

10.1 Plan of Liquidation and Dissolution (Incorporated herein by reference to Appendix C of the Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on December 15,
          1998).

10.2+ Purchase Order dated June 11, 1998 between Ohio Edison/Pennsylvania Power Company and the Registrant (Incorporated by reference to Exhibit
          10.25 to the Form 10-K/A for the fiscal year June 30, 1998).

21.1*     Subsidiaries of the Company.

99.1* Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
__________________
*    Filed herewith.
+ The Company has applied for confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.

     (B) REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      VSI LIQUIDATION CORP.


September 25, 2002                    By: \s\  Ed Strickland
                                          -------------------------------------
                                          Ed Strickland, President
                                          and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE               DATE
---------                          -----               ----

\s\  Allen O. Kinzer               Director            September 25, 2002
--------------------
Allen O. Kinzer

\s\  Joe M. Young                  Director            September 25, 2002
-----------------
Joe M. Young

CERTIFICATIONS

I, Ed Strickland, certify that:

1. I have reviewed this annual report on Form 10-K of VSI Liquidation Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002
                                            /s/ ED STRICKLAND
                                            ------------------------------------
                                            Chief Executive Officer

I, Joe M. Young, certify that:

1. I have reviewed this annual report on Form 10-K of VSI Liquidation Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002
                                            /s/ JOE M. YOUNG
                                            ------------------------------------
                                            Acting Financial Officer


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in Form 10-K have been omitted, consistent with the Final Provisions of SEC Exchange Act Release No. 34-46427, because this Annual Report on Form 10-K covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

                      VSI LIQUIDATION CORP. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                          Number
                                                                          ------
REPORT OF INDEPENDENT ACCOUNTANTS.........................................    12

CONSOLIDATED BALANCE SHEETS - June 30, 2002 and 2001......................    13

CONSOLIDATED  STATEMENTS OF  DISCONTINUED  OPERATIONS - Years ended
  June 30, 2002, 2001 and 2000............................................    14

CONSOLIDATED  STATEMENTS OF STOCKHOLDERS' EQUITY - Years ended
  June 30, 2002,  2001 and 2000...........................................    15

CONSOLIDATED  STATEMENTS OF CASH FLOWS - Years  ended  June 30,
  2002,  2001  and  2000..................................................    16

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS............................... 16-17

All schedules are omitted because they are not required under the instructions, are inapplicable, or the information is included elsewhere in the financial statements.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
VSI Liquidation Corp.

We have audited the accompanying consolidated balance sheet of VSI Liquidation Corp. (a Delaware corporation) and subsidiary as of June 30, 2002 and 2001, and the related consolidated statements of discontinued operations, stockholders' equity, and cash flows for each of the three years ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VSI Liquidation and subsidiary as of June 30, 2001 and 2000, and the results of its discontinued operations and its cash flows for each of the years in the period ending June 30, 2002 in conformity with U.S. generally accepted accounting principles.


/s/ Hall, Kistler & Company LLP
Hall, Kistler & Company LLP

Canton, Ohio
September 13, 2002

CONSOLIDATED BALANCE SHEETS
June 30, 2002 and 2001


                                                                             2002                2001
                                                                       -----------------   -----------------
                                ASSETS

Cash                                                                    $       312,412     $       215,310
Cash in escrow account                                                          871,514           2,372,849
Prepaid expenses and deposits                                                   591,114             539,775
                                                                       -----------------   -----------------
         Total assets                                                   $     1,775,040     $     3,127,934
                                                                       =================   =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                   $       168,941     $       163,597
Deferred income taxes                                                           556,845             802,072
                                                                       -----------------   -----------------
     Total liabilities                                                          725,786             965,669
                                                                       -----------------   -----------------
Stockholders' equity:
     Preferred stock, $.10 par value; authorized
        2,000,000 shares, none issued and outstanding                                 -                   -
     Common stock, $.01 par value; authorized 12,000,000
        shares, issued and outstanding 7,906,617 shares                          79,066              79,066
     Paid-in capital                                                            848,044           1,796,838
     Retained earnings                                                          122,144             286,361
                                                                       -----------------   -----------------
                                                                              1,049,254           2,162,265
                                                                       -----------------   -----------------
         Total liabilities and stockholders' equity                     $     1,775,040     $     3,127,934
                                                                       =================   =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.








VSI LIQUIDATION CORP. AND SUBSIDIARY    12

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS for the years ended June 30, 2002, 2001 and 2000

                                                        2002                2001               2000
                                                  -----------------   -----------------  -----------------
Sales                                              $             -     $             -    $             -
Cost of sales                                                    -                   -                  -
                                                  -----------------   -----------------  -----------------
     Gross profit                                                -                   -                  -
Selling, general and
  administrative expenses                                  297,387             352,515            224,708
Interest (income), net                                     (33,170)           (154,733)          (198,754)
                                                  -----------------   -----------------  -----------------
Loss from discontinued operations
  before income taxes                                     (264,217)           (197,782)           (25,954)
Income tax benefit                                        (100,000)            (69,000)            (9,000)
                                                  -----------------   -----------------  -----------------
     Net loss                                      $      (164,217)    $      (128,782)   $       (16,954)
                                                  =================   =================  =================
Earnings per share:
Net earnings per common share - basic              $         (0.02)    $         (0.02)   $          0.00
                                                  =================   =================  =================
Net earnings per common share -
   assuming dilution                               $         (0.02)    $         (0.02)   $          0.00
                                                  =================   =================  =================
Weighted average shares used in
  computation - basic and diluted                        7,906,617           7,906,617          7,906,617
                                                  =================   =================  =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.


VSI LIQUIDATION CORP. AND SUBSIDIARY    13

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended June 30, 2002, 2001 and 2000

                                                                                 Retained
                                 Preferred       Common          Paid-In        (Deficit)
                                   Stock        Stock (1)        Capital         Earnings          Total
                                ------------  -------------- ---------------- --------------- -----------------
Balance, July 1, 1999            $        -    $     79,066   $    3,773,492   $     432,097   $     4,284,655
Net loss                                                                             (16,954)          (16,954)
Distribution of $.15 per
  share to common
  stockholders                                                    (1,185,992)                       (1,185,992)
                                ------------  -------------- ---------------- --------------- -----------------
Balance, June 30, 2000                    -          79,066        2,587,500         415,143         3,081,709
Net loss                                                                            (128,782)         (128,782)
Distribution of $.10 per
  share to common
  stockholders                                                      (790,662)                         (790,662)
                                ------------  -------------- ---------------- --------------- -----------------
Balance, June 30, 2001                    -          79,066        1,796,838         286,361         2,162,265
Net loss                                                                            (164,217)         (164,217)
Distribution of $.12 per
  share to common
  stockholders                                                      (948,794)                         (948,794)
                                ------------  -------------- ---------------- --------------- -----------------
Balance, June 30, 2002           $        -    $     79,066   $      848,044   $     122,144   $     1,049,254
                                ============  ============== ================ =============== =================


     (1)  Per share totals are 100 times dollar amounts.



              The accompanying notes are an integral part of these
                       consolidated financial statements.


VSI LIQUIDATION CORP. AND SUBSIDIARY    14

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2002, 2001  and 2000

                                                                        2002              2001               2000
                                                                   ----------------  ----------------  -----------------
Cash flows from operating activities:
   Net (loss) income                                                $     (164,217)   $     (128,782)   $       (16,954)
   Adjustments to reconcile net (loss) income  to cash
     provided by (used in) operating activities:
       Deferred income taxes                                              (245,227)         (116,449)          (202,479)
       (Increase) decrease in assets:
           Accounts receivable                                                   -           123,268            301,907
           Prepaid expenses and supplies                                   (51,339)         (135,000)           (48,124)
       Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                             5,344            31,920           (261,683)
           Income tax payable                                                    -                 -           (159,000)
                                                                   ----------------  ----------------  -----------------
       Cash provided by (used in) operating activities                    (455,439)         (225,043)          (386,333)
                                                                   ----------------  ----------------  -----------------
Cash flows from investing activities:
   Change in escrow account                                              1,501,335           854,263            183,695
                                                                   ----------------  ----------------  -----------------
       Cash provided by (used in) investing activities                   1,501,335           854,263            183,695
                                                                   ----------------  ----------------  -----------------
Cash flows from financing activities:
   Distribution to common stockholders                                    (948,794)         (790,662)        (1,185,992)
                                                                   ----------------  ----------------  -----------------
       Cash used in financing activities                                  (948,794)         (790,662)        (1,185,992)
                                                                   ----------------  ----------------  -----------------
(Decrease) increase in cash                                                 97,102          (161,442)        (1,388,630)
Cash at beginning of year                                                  215,310           376,752          1,765,382
                                                                   ----------------  ----------------  -----------------
Cash at end of year                                                 $      312,412    $      215,310    $       376,752
                                                                   ================  ================  =================
Cash paid for:
   Interest                                                         $            -    $            -    $             -
   Income taxes                                                            135,000                 -                  -
Non-cash investing activities:
   Property and equipment acquired with capital leases                           -                 -                  -




              The accompanying notes are an integral part of these
                       consolidated financial statements.


VSI LIQUIDATION CORP. AND SUBSIDIARY    15

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                for the years ended June 30, 2002, 2001 and 2000

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

2. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of $872,000 at June 30, 2002, to the extent not needed to indemnify HydroChem, will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2003.

The Company changed its name from Valley Systems, Inc. to VSI Liquidation Corp. after the closing of this transaction, and will not have any business operations other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company. After the closing, the Company used approximately $5.5 million of the proceeds of the sale to redeem the outstanding shares of Series C Preferred Stock, approximately $380,000 to redeem outstanding employee stock options and approximately $165,000 to pay retention bonuses to certain officers and employees. The Company also paid a liquidating dividend of $16.8 million ($2.13 per common share) to common stockholders from the proceeds of the sale. Additional liquidating dividends of approximately $1.2 million ($.15 per common share), $790,000 ($.10 per common share) and $950,000 ($.12 per share) were paid in fiscal February 2000, 2001 and 2002 respectively.

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

CONCENTRATIONS  OF CREDIT RISK ARISING  FROM CASH  DEPOSITS IN EXCESS OF INSURED
LIMITS: The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2002 and 2001, respectively, the Company's uninsured cash balances totaled $212,412 and $115,310.

The cost and related accumulated depreciation of assets retired, sold or otherwise disposed of were removed from the accounts and any gain or loss was reflected in the current years' results of operations.

INCOME TAXES: Deferred income taxes are provided to reflect the tax effects of temporary differences between financial and tax reporting.


VSI LIQUIDATION CORP. AND SUBSIDIARY    16

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                for the years ended June 30, 2002, 2001 and 2000

EARNINGS PER COMMON SHARE: Earnings per share of common stock have been calculated according to the guidelines of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per common share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share do not vary from basic earnings per share for any of the periods presented because there were no dilutive potential shares of common stock outstanding. The dilutive effect of outstanding potential shares of common stock was computed using the treasury stock method.

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

4.   INCOME TAXES:

The income tax provision for the three years ended June 30, 2002 is comprised of the following amounts:

                                                              2002                2001                2000
                                                        ------------------  ------------------  -----------------
Current                                                  $        400,000    $              -    $             -
Deferred                                                         (500,000)            (69,000)            (9,000)
                                                        ------------------  ------------------  -----------------
     Total Provision                                     $       (100,000)   $        (69,000)   $        (9,000)
                                                        ==================  ==================  =================
Statutory Rate                                                        (34)%               (34)%              (34)%
State and local taxes, net of federal benefit                          (4)                 (1)                (1)
Operating loss utilized                                                 -                   -                  -
                                                        ------------------  ------------------  -----------------
     Effective rate                                                   (38)%               (35)%              (35)%
                                                        ==================  ==================  =================

Deferred federal income taxes reflect the impact for financial statement reporting purposes of temporary differences between the financial statement and tax basis of assets and liabilities. At June 30, 2002 and 2001, the components of the net deferred tax assets and liabilities were as follows:

                                             2002             2001
                                       ----------------- ----------------
Deferred tax liabilities:
    Escrow account                      $       556,845   $      802,072
                                       ----------------- ----------------
Net deferred tax liabilities            $       556,845   $      802,072
                                       ================= ================

5.   EMPLOYEE BENEFIT PLAN:

In 1991, the Company adopted a 401(k) plan that covers substantially all employees. The plan is a discretionary plan in that the Company may or may not make contributions to the plan. The Company did not contribute to the plan during the three years ended June 30, 2002. Effective January 1, 1999, the Company terminated this plan as a result of the sale of substantially all of the Company's assets to HydroChem. On April 20, 1999 the Company filed an application for termination of the plan with the Internal Revenue Service. Termination was completed in December 1999.

6.   FINANCIAL STATEMENT PRESENTATION

The 2002 financial statements are presented on an unclassified basis due to the working capital distinction being irrelevant. 2000 and 2001 financial statements have been reclassified to conform to the 2002 presentation.



VSI LIQUIDATION CORP. AND SUBSIDIARY    17


1512771