Form 10-Q
period 2002-09-30
VSI LIQUIDATION CORP
filed 2002-11-14
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

     As of September 30, 2002, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              VSI Liquidation Corp.
                           Consolidated Balance Sheets

                                                                         September 30, 2002
                                                                             (unaudited)       June 30, 2002
                                                                        -------------------  -----------------

   Cash                                                                          $ 186,396          $ 312,412
   Cash in escrow account                                                          873,488            871,514
   Prepaid expenses and deposits                                                   591,114            591,114
                                                                        -------------------  -----------------
        Total assets                                                            $1,650,998         $1,775,040
                                                                        ===================  =================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued expenses                                         $ 107,899          $ 168,941
   Deferred income taxes                                                           533,040            556,845
                                                                        -------------------  -----------------
     Total liabilities                                                             640,939            725,786
                                                                        -------------------  -----------------
Stockholders' equity:
   Common stock, $.01 par value; authorized 12,000,000 shares,
     issued and outstanding 7,906,617 shares                                        79,066             79,066
   Paid-in capital                                                                 848,044            848,044
   Retained earnings                                                                82,949            122,144
                                                                        -------------------  -----------------
                                                                                 1,010,059          1,049,254
                                                                        -------------------  -----------------
        Total liabilities and stockholders' equity                              $1,650,998         $1,775,040
                                                                        ===================  =================


                 See notes to consolidated financial statements.

                              VSI Liquidation Corp.
               Consolidated Statements of Discontinued Operations
                                   (unaudited)

                                                      Three months ended
                                                         September 30
                                                  -----------------------------
                                                    2002             2001
                                                  -------------   -------------
Interest income                                    $     2,111     $   16,908
Selling, general and administrative expenses            63,306         63,288
                                                  -------------   -------------
Loss before income taxes                               (61,195)       (46,380)
Income tax benefit                                     (22,000)       (16,000)
                                                  -------------   -------------
Net loss                                           $   (39,195)    $  (30,380)
                                                  =============   =============
Net loss per common share:
   Basic                                           $      0.00     $     0.00
                                                  =============   =============
   Diluted                                         $      0.00     $     0.00
                                                  =============   =============
Weighted average shares used in
   computation - basic and diluted                   7,906,617      7,906,617
                                                  =============   =============

                 See notes to consolidated financial statements.

                              VSI Liquidation Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Three months ended September 30
                                                                          --------------------------------
                                                                               2002             2001
                                                                          -------------     --------------
Cash flows from operating activities:
   Net loss                                                                $  (39,195)       $  (30,380)
   Adjustments to reconcile net income to net cash flows from operating activities:
       Deferred income taxes                                                  (23,805)          (22,833)
       (Increase) decrease in assets:
             Prepaid expenses                                                       -             5,000
       Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                            (61,042)            6,590
                                                                          -------------     -------------
                 Cash (used) provided by operating activities                (124,042)          (41,623)
                                                                          -------------     -------------
Cash flows from investing activities:
   Change in escrow account                                                    (1,974)          (16,770)
                                                                          -------------     -------------
                 Cash used in investing activities                             (1,974)          (16,770)
Cash flows from financing activities                                                -                 -
                                                                          -------------     -------------
(Decrease) increase in cash                                                  (126,016)          (58,393)

Cash at beginning of period                                                   312,412           215,310
                                                                          -------------     -------------
Cash at end of period                                                      $  186,396        $  156,917
                                                                          =============     =============


                 See notes to consolidated financial statements.

                                 VSI Liquidation
                   Notes to Consolidated Financial Statements


1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K filed September 30, 2002 for the fiscal year ended June 30, 2002.

     The financial statements for the periods ended September 30, 2002 and 2001 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

3. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of $873,000 at September 30, 2002, to the extent not needed to indemnify HydroChem, will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2003.

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

RESULTS OF OPERATIONS:
Three months ended September 30, 2002 as compared to the three months ended September 30, 2001:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the quarters ended September 30, 2002 and September 30, 2001 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

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

The Company expects that, subject to any claims which may be made by HydroChem, the remaining escrowed funds of approximately $873,000 (including earnings on escrowed funds to date) will be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be possible in the year 2003. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

As of September 30, 2002 the Company had approximately $186,000 in cash in addition to approximately $873,000 held in an escrow account.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

     Our Chief Executive Officer and our Acting Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)  Changes in internal controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.


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

                                      VSI LIQUIDATION CORP.



Date:    November 14, 2002            By:  /s/ Joe M. Young
                                           -------------------------------------
                                           Joe M. Young
                                           Director and Acting Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Ed Strickland, president and principal executive officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-Q of VSI Liquidation, Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            VSI LIQUIDATION CORP.


November 14, 2002                           /S/ Ed Strickland
                                           -------------------------------------
                                            Ed Strickland
                                            Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Joe M. Young, acting financial officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-Q of VSI Liquidation, Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            VSI LIQUIDATION CORP.


November 14, 2002                           /S/ Joe M. Young
                                            -----------------------------------
                                            Joe M. Young
                                            Acting Financial Officer

1561257