Form 10-Q
period 2002-12-31
VSI LIQUIDATION CORP
filed 2003-02-13
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ____ No [X]

     As of December 31, 2002, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.                 CONSOLIDATED FINANCIAL STATEMENTS

                              VSI LIQUIDATION CORP.
                           CONSOLIDATED BALANCE SHEETS



                                                                           DECEMBER 31, 2002
                                                                              (UNAUDITED)                   JUNE 30, 2002
                                                                           ------------------              ------------------
                                         ASSETS
   Cash                                                                        $   95,564                     $  312,412
   Cash in escrow account                                                         874,976                        871,514
   Prepaid expenses and deposits                                                  591,114                        591,114
                                                                           ------------------              ------------------
                                                                               $1,561,654                     $1,775,040
     Total assets                                                          ==================              ==================


                          LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses                                       $  116,167                     $  168,941
   Deferred income taxes                                                          490,733                        556,845
                                                                           ------------------              ------------------
     Total liabilities                                                            606,900                        725,786
                                                                           ------------------              ------------------


Stockholders' equity:
   Common stock, $.01 par value; authorized 12,000,000 shares,
      issued and outstanding 7,906,617 shares                                      79,066                         79,066
   Paid-in capital                                                                848,044                        848,044
   Retained earnings                                                               27,644                        122,144
                                                                           ------------------              ------------------
                                                                                  954,754                      1,049,254
                                                                           ------------------              ------------------
     Total liabilities and stockholders' equity                                $1,561,654                     $1,775,040
                                                                           ==================              ==================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                              VSI LIQUIDATION CORP.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                 DECEMBER 31                            DECEMBER 31
                                                        -----------------------------------  ------------------------------------
                                                             2002             2001                  2002               2001
                                                        ----------------- -----------------  ----------------- ------------------

Interest income                                         $   1,551          $   11,040         $      3,662      $      27,948
Selling, general and administrative expenses               98,856              91,399              162,162            154,687
                                                        ----------------- -----------------  ----------------- ------------------

Income (loss) before income taxes                         (97,305)            (80,359)            (158,500)          (126,739)
Income tax (benefit)                                      (42,000)            (35,000)             (64,000)           (51,000)
                                                        ----------------- -----------------  ----------------- ------------------
Net income (loss)                                       $ (55,305)         $  (45,359)        $    (94,500)     $     (75,739)
                                                        ================= =================  =================  =================

Net earnings (loss) per common share:
   Basic                                                $    (.01)         $    (0.01)        $       (.01)      $      (0.01)
                                                        ================= =================  =================  =================
   Diluted                                              $    (.01)         $    (0.01)        $       (.01)      $     ( 0.01)
                                                        ================= =================  =================  =================

Weighted average shares used in computation:
    basic and diluted                                    7,906,617          7,906,617            7,906,617          7,906,617
                                                        ================= =================  =================  =================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                              VSI LIQUIDATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED DECEMBER 31
                                                                     ----------------------------------------
                                                                           2002                  2001
                                                                     -------------------  -------------------
Cash flows from operating activities:
   Net loss                                                           $    (94,500)         $    (75,739)
   Adjustments to reconcile net income to net cash flows from operating activities:
        Deferred income taxes                                              (66,112)              (59,577)
       (Increase) decrease in assets:
             Prepaid expenses                                                    -                10,000
        Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                         (52,774)               46,332
                                                                     -------------------  -------------------

                 Cash used by operating activities                        (213,386)              (78,984)
                                                                     -------------------  -------------------

Cash flows from investing activities:
   Change in escrow account                                                 (3,462)              (27,760)
                                                                     -------------------  -------------------

                 Cash used by investing activities                          (3,462)              (27,760)
                                                                     -------------------  -------------------

Cash flows from financing activities:                                            -                     -
                                                                     -------------------  -------------------

Increase (decrease) in cash                                               (216,848)             (106,744)

Cash at beginning of period                                                312,412               215,310
                                                                     -------------------  -------------------

Cash at end of period                                                  $    95,564          $    108,566
                                                                     ===================  ===================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                 VSI LIQUIDATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        BASIS OF PRESENTATION:

          Reference is made to the annual report on Form 10-K filed September 30, 2002 for the fiscal year ended June 30, 2002.

          The financial statements for the periods ended December 31, 2002 and 2001 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

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

3. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

          On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of $875,000 at December 31, 2002, to the extent not needed to indemnify HydroChem, will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2003.

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

RESULTS OF OPERATIONS:
Three months and six months ended December 31, 2002 as compared to the three months and six months ended December 31, 2001:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months and six months ended December 31, 2002 and December 31, 2001 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

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

     The Company expects that, subject to any claims which may be made by HydroChem, the remaining escrowed funds of approximately $875,000 (including earnings on escrowed funds to date) will be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be possible in the year 2003. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

     As of December 31, 2002 the Company had approximately $96,000 in cash in addition to approximately $875,000 held in an escrow account.

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

(b)       Changes in internal controls

               We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended December 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

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

                                          VSI LIQUIDATION CORP.


Date:    February 13, 2003                 By:  /s/ Joe M. Young
                                           -------------------------------------
                                           Joe M. Young
                                           Director and Acting Financial Officer

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

                                                  VSI LIQUIDATION CORP.


February 13, 2003                                 /s/ Ed Strickland
                                                  ------------------------------
                                                      Ed Strickland
                                                      Chief Executive Officer

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

                                                  VSI LIQUIDATION CORP.


February 13, 2003                                 /s/ Joe M. Young
                                                  ------------------------------
                                                      Joe M. Young
                                                      Acting Financial Officer





1561257