Form 10-Q
period 2003-03-31
VSI LIQUIDATION CORP
filed 2003-05-14
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

     As of March 31, 2003, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              VSI LIQUIDATION CORP.
                           CONSOLIDATED BALANCE SHEETS
                                                                       MARCH 31, 2003
                                                                        (UNAUDITED)            JUNE 30, 2002
                                                                    ---------------------  ----------------------
                              ASSETS
   Cash                                                               $          436,992      $          312,412
   Cash in escrow account                                                        728,012                 871,514
   Prepaid expenses and deposits                                                       -                 591,114
                                                                    ---------------------  ----------------------
     Total assets                                                     $        1,165,004      $        1,775,040
                                                                    =====================  ======================

               LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses                              $          129,164      $          168,941
   Deferred income taxes                                                         207,050                 556,845
                                                                    ---------------------  ----------------------
     Total liabilities                                                           336,214                 725,786
                                                                    ---------------------  ----------------------

Stockholders' equity:
   Common stock, $.01 par value; authorized 12,000,000 shares,
      issued and outstanding 7,906,617 shares                                     79,066                  79,066
   Paid-in capital                                                               848,044                 848,044
   Retained earnings                                                             (98,320)                122,144
                                                                    ---------------------  ----------------------
                                                                                 828,790               1,049,254
                                                                    ---------------------  ----------------------
        Total liabilities and stockholders' equity                    $        1,165,004      $        1,775,040
                                                                    =====================  ======================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     MARCH 31                           MARCH 31
                                                        ----------------------------------- ----------------------------------
                                                             2003              2002              2003              2002
                                                        ---------------- ------------------ ---------------- -----------------

Interest income                                          $       1,689     $        2,642     $      5,351     $      30,590
Selling, general and administrative expenses                   209,653             82,589          371,815           237,276
                                                        ---------------- ------------------ ---------------- -----------------

Income (loss) before income taxes                             (207,964)           (79,947)        (366,464)         (206,686)

Income tax (benefit)                                           (82,000)           (32,000)        (146,000)          (83,000)
                                                        ---------------- ------------------ ---------------- -----------------

Net income (loss)                                        $    (125,964)    $      (47,947)    $   (220,464)    $    (123,686)
                                                        ================ ================== ================ =================

Net earnings (loss) per common share:
   Basic                                                 $        (.02)    $        (0.01)    $       (.03)    $       (0.02)
                                                        ================ ================== ================ =================
   Diluted                                               $        (.02)    $        (0.01)    $       (.03)    $      ( 0.02)
                                                        ================ ================== ================ =================

Weighted average shares used in computation:
    basic and diluted                                        7,906,617          7,906,617        7,906,617         7,906,617
                                                        ================ ================== ================ =================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED MARCH 31
                                                                                    -------------------------------------
                                                                                           2003               2002
                                                                                    ------------------- -----------------
Cash flows from operating activities:
   Net loss                                                                           $      (220,464)    $     (123,686)
   Adjustments to reconcile net income to net cash flows from operating activities:
        Deferred income taxes                                                                (135,408)           (92,049)
        (Increase) decrease in assets:
             Prepaid expenses                                                                 376,727             10,000
        Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                                            (39,777)           (57,808)
                                                                                    ------------------- -----------------
                 Cash used by operating activities                                            (18,922)          (263,543)
                                                                                    ------------------- -----------------

Cash flows from investing activities:
   Change in escrow account                                                                   143,502          1,503,660
                                                                                    ------------------- -----------------
                 Cash used by investing activities                                            143,502          1,503,660

Cash flows from financing activities:
   Liquidating distribution to common shareholders                                                  -           (948,794)
                                                                                    ------------------- -----------------

                                                                                                    -           (948,794)
                                                                                    ------------------- -----------------

Increase (decrease) in cash                                                                   124,580            291,323

Cash at beginning of period                                                                   312,412            215,310
                                                                                    ------------------- -----------------

Cash at end of period                                                                 $       436,992     $      506,633
                                                                                    =================== =================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 VSI LIQUIDATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K filed September 30, 2002 for the fiscal year ended June 30, 2002.

     The financial statements for the periods ended March 31, 2003 and 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

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

3. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of $728,000 at March 31, 2003, to the extent not needed to indemnify HydroChem, will also be released when the Company can provide certain environmental assurances to HydroChem. It is not known when these assurances can be provided to HydroChem.

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

RESULTS OF OPERATIONS:
Three months and nine months ended March 31, 2003 as compared to the three months and nine months ended March 31, 2002:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months and nine months ended March 31, 2003 and March 31, 2002 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any excess escrow funds released to the Company.

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

The Company expects that, subject to any claims which may be made by HydroChem, the remaining escrowed funds of approximately $728,000 (including earnings on escrowed funds to date) will be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters. It is currently not known when such assurances can be provided to HydroChem. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

As of March 31, 2003 the Company had approximately $437,000 in cash in addition to approximately $728,000 held in an escrow account.

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

(b)  Changes in internal controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended March 31, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.


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

                                     VSI LIQUIDATION CORP.


Date:    May 13, 2003                By:  /s/ Joe M. Young
                                          --------------------------------------
                                          Joe M. Young
                                          Director and Acting Financial Officer

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

                               VSI LIQUIDATION CORP.


May 13, 2003                   /s/ Ed Strickland
                               -------------------------------------------------
                               Ed Strickland
                               Chief Executive Officer

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

                                VSI LIQUIDATION CORP.


May 13, 2003                    /s/ Joe M. Young
                                ------------------------------------------------
                                Joe M. Young
                                Acting Financial Officer

1617117v1