Form 10-K
period 2003-06-30
VSI LIQUIDATION CORP
filed 2003-09-30
CIK 873571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of August 25, 2003: (a) 7,906,617 shares of Common Stock, $.01 par value, of the registrant were outstanding; (b) 2,072,872 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $145,101, based on the closing sale price of $.07 per share on August 25, 2003.

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

     o    Item 14:  Principal Accounting Fees and Services


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

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). This transaction closed on January 5, 1999, and was effective as of January 1, 1999. The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of $704,000 at June 30, 2003 , to the extent not needed to indemnify HydroChem, will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2005.

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

EMPLOYEES

     As of August 31, 2003, the Company had no employees other than its officers and directors.

ITEM 2. PROPERTIES

     As of August 31, 2003 the Company does not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

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

                                                      HIGH            LOW
                                                      ----            ---
FISCAL 2002:
July 1, 2001 - September 30, 2001                    $ 0.180        $ 0.180
October 1, 2001 - December 31, 2001                    0.230          0.180
January 1, 2002 - March 31, 2002                       0.240          0.210
April 1, 2002 - June 30, 2002                          0.210          0.100
FISCAL 2003:
July 1, 2002 - September 30, 2002                      0.080          0.060
October 1, 2002 - December 31, 2002                    0.090          0.070
January 1, 2003 - March 31, 2003                       0.080          0.070
April 1, 2003 - June 30, 2003                          0.070          0.070

     Based on information furnished by certain brokerage firms that are record holders of the Company's Common Stock, the Company has in excess of 800 beneficial owners of its Common Stock.



ITEM 6. SELECTED FINANCIAL DATA

     Dollars in thousands, except per share data:

                                              2003 (1)    2002      2001       2000       1999
                                             --------- ---------  ---------  ---------  ---------
Sales                                        $      -  $      -   $      -   $      -   $ 13,537

Gross profit                                        -         -          -          -      5,072
Selling, general and
    administrative expenses                       445       297        353        225      3,663
Interest (income) expense, net                     (7)      (33)      (155)      (199)       163
Gain on sale of substantially all assets
    and assumption of substantially all
    liabilities of the Company                                           -          -     22,719

Net income (loss)                                (273)     (164)      (129)       (17)    21,465
Earnings (loss) per common share:
    Basic and diluted                           (0.03)    (0.02)     (0.02)     (0.00)      2.69

Total assets                                    1,340     1,775      3,128      4,132      5,958

Total long-term debt                                -         -          -          -          -

Total stockholders' equity                        776     1,049      2,162      3,082      4,285


     (1) July 1, 2002 through June 30, 2003

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

RESULTS OF DISCONTINUED OPERATIONS - 2003 COMPARED TO 2002

     As discussed in the notes to the consolidated financial statements and in "Item 1 - General," effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations since that date have consisted only of the sale itself, distribution of the proceeds of the sale, and other transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company. Selling, General and administrative expenses increased from $297,000 in 2002 to $445,000 in 2003 due to higher costs to settle insurance contracts.


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

                                                                  THREE MONTHS ENDED
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    9/30/01   12/31/01    3/31/02    6/30/02  9/30/02   12/31/02   3/31/03    6/30/03
                                    --------  --------    --------   -------- --------  --------   --------   --------
Sales                                  $  -     $   -      $   -      $   -    $   -      $   -     $   -      $   -
Gross profit                              -         -          -          -        -          -         -          -
Net loss                                (30)      (46)       (48)       (40)     (39)       (55)     (126)       (53)
Earnings per common share -
    basic and diluted                 $ .00     $(.01)     $(.01)     $ .00    $ .00      $(.01)    $(.02)     $ .00



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

     The Company expects that, subject to any claims which may be made by HydroChem, all of the remaining escrowed funds of approximately $704,000 (including earnings on escrowed funds to date) will be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be possible in the year 2003. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

     As of the fiscal year ended June 30, 2003 the Company had approximately $423,000 in cash in addition to approximately $704,000 held in the escrow account. The income tax receivable of $213,000 at June 30,2003 is expected to be collected early in calendar 2004. Deferred income taxes will become current as funds in the escrow account are released.

     The Company will not engage in any further business activities and the only remaining activities will be those associated with the winding up and dissolution of the Company. The Company believes that the remaining cash on hand and in escrow will be sufficient to meet its liabilities and obligations until the Company is dissolved in accordance with Delaware law. We currently expect that the Company will be dissolved in 2005.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer (CEO) and our Acting Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003 (the Evaluation Date).

     The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control system, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon the Company's Disclosure Controls evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to give reasonable assurance that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     (b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended June 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item is expected to be set forth under the caption "Independent Public Accountants" of the registrant's definitive proxy statement, and incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  (1) FINANCIAL STATEMENTS FILED

          VSI Liquidation Corp. and Subsidiary:

               Report of Independent Accountants.
               Consolidated Balance Sheets at June 30, 2003 and 2002. Consolidated Statements of Discontinued Operations for the years ended June 30, 2003, 2002 and 2001.
               Consolidated Statements of Stockholders' Equity for the years ended June 30, 2003, 2002 and 2001.
               Consolidated Statements of Cash Flows for the years ended June
                 30, 2003, 2002 and 2001.
               Notes to Consolidated Financial Statements.

          (2)  EXHIBITS

NO.          DESCRIPTION OF EXHIBIT
---          ----------------------

2.1 Second Amended and Restated Asset Purchase Agreement, dated as of September 8, 1998, among the Company, Valley Systems of Ohio, Inc. and HydroChem Industrial Services, Inc. (Incorporated herein by reference to Appendix A of the Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on December 15,
          1998)
3.1       Restated Certificate of Incorporation of the Company (filed as Exhibit
          3.1 to the Company's Registration Statement on Form S-1 filed on June 11, 1991, and incorporated therein by reference)
3.2 Certification of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Form 10-K dated September 25, 1995, and incorporated herein by reference)
3.3 Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit
          3.3 to the Form 10-Q for the quarter ended December 31, 1998)
3.4 Certificate of Elimination of Series A Preferred Stock and Series B Preference Stock of the Company (incorporated by reference to Exhibit
          3.4 to the Form 10-Q for the quarter ended December 31, 1998)
3.5 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Form 10-Q for the quarter ended December 31, 1998)
3.6 Bylaws of the Company, as amended, (filed as Exhibit 3.3 to the Company's Form 10-K dated September 25, 1995 and incorporated herein by reference)
10.1 Plan of Liquidation and Dissolution (Incorporated herein by reference to Appendix C of the Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on December 15,
          1998)
10.2+ Purchase Order dated June 11, 1998 between Ohio Edison/Pennsylvania Power Company and the Registrant (Incorporated by reference to Exhibit
          10.25 to the Form 10-K/A for the fiscal year June 30, 1998)
21.1*     Subsidiaries of the Registrant
31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1* Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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


                                  VSI LIQUIDATION CORP.

September 29, 2003                By:  /s/ Ed Strickland
                                      --------------------------------------
                                       Ed Strickland, President
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                          TITLE               DATE
       ---------                          -----               ----

       \s\  Allen O. Kinzer               Director            September 29, 2003
       --------------------
       Allen O. Kinzer

       \s\  Joe M. Young                  Director and        September 29, 2003
       -----------------                  Acting Chief
       Joe M. Young                       Financial Officer

                      VSI LIQUIDATION CORP. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                          Number
                                                                          ------

REPORT OF INDEPENDENT ACCOUNTANTS                                           10

CONSOLIDATED BALANCE SHEETS - June 30, 2003 and 2002                        11

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS - Years ended
  June 30, 2003, 2002 and 2001                                              12

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Years ended
  June 30, 2003, 2002 and 2001                                              13

CONSOLIDATED STATEMENTS OF CASH
FLOWS - Years ended June 30, 2003, 2002 and 2001 14 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 15-16

        All schedules are omitted because they are not required under the instructions, are inapplicable, or the information is included elsewhere in the financial statements.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
VSI Liquidation Corp.

We have audited the accompanying consolidated balance sheet of VSI Liquidation Corp. (a Delaware corporation) and subsidiary as of June 30, 2003 and 2002, and the related consolidated statements of discontinued operations, stockholders' equity, and cash flows for each of the three years ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VSI Liquidation and subsidiary as of June 30, 2003 and 2002, and the results of its discontinued operations and its cash flows for each of the years in the period ending June 30, 2003 in conformity with U.S. generally accepted accounting principles.


Hall, Kistler & Company LLP

Canton, Ohio
September 8, 2003

CONSOLIDATED BALANCE SHEETS
June 30, 2003 and 2002

                                                                          2003               2002
                                                                     ---------------    ---------------
                              ASSETS
Cash                                                                  $    423,215       $    312,412
Income tax refund receivable                                               213,000                  -
Cash in escrow account                                                     703,957            871,514
Prepaid expenses and deposits                                                    -            591,114
                                                                     ---------------    ---------------
         Total assets                                                 $  1,340,172       $  1,775,040
                                                                     ===============    ===============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                 $    159,314       $    168,941
Deferred income taxes                                                      404,845            556,845
                                                                     ---------------    ---------------
     Total liabilities                                                     564,159            725,786
                                                                     ---------------    ---------------
Stockholders' equity:
     Preferred stock, $.10 par value; authorized
        2,000,000 shares, none issued and outstanding                            -                  -
     Common stock, $.01 par value; authorized 12,000,000
        shares, issued and outstanding 7,906,617 shares                     79,066             79,066
     Paid-in capital                                                       848,044            848,044
     Retained earnings                                                    (151,097)           122,144
                                                                     ---------------    ---------------
                                                                           776,013          1,049,254
                                                                     ---------------    ---------------
         Total liabilities and stockholders' equity                   $  1,340,172       $  1,775,040
                                                                     ===============    ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.



VSI LIQUIDATION CORP. AND SUBSIDIARY   12

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS for the years ended June 30, 2003, 2002 and 2001

                                                      2003               2002               2001
                                                 ---------------    ----------------   ----------------
Sales                                            $           -      $            -     $            -

Cost of sales                                                -                   -                  -
                                                 ---------------    ----------------   ----------------
     Gross profit                                            -                   -                  -

Selling, general and
  administrative expenses                              445,099              97,387            352,515

Interest (income), net                                  (6,858)            (33,170)          (154,733)
                                                 ---------------    ----------------   ----------------
Loss from discontinued operations
  before income taxes                                 (438,241)           (264,217)          (197,782)

Income tax benefit                                    (165,000)           (100,000)           (69,000)
                                                 ---------------    ----------------   ----------------
     Net loss                                    $    (273,241)     $     (164,217)    $     (128,782)
                                                 ===============    ================   ================
Earnings per share:

Net earnings per common share - basic            $       (0.03)     $        (0.02)    $        (0.02)
                                                 ===============    ================   ================
Net earnings per common share -
    assuming dilution                            $       (0.03)     $        (0.02)    $        (0.02)
                                                 ===============    ================   ================
Weighted average shares used in
  computation - basic and diluted                    7,906,617           7,906,617          7,906,617
                                                 ===============    ================   ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.




VSI LIQUIDATION CORP. AND SUBSIDIARY   13

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended June 30, 2003, 2002 and 2001

                                                                                    RETAINED
                                PREFERRED         COMMON           PAID-IN         (DEFICIT)
                                  STOCK         STOCK (1)          CAPITAL          EARNINGS           TOTAL
                               ------------    ------------     ------------      ------------     ------------
Balance, July 1, 2000          $         -     $    79,066      $ 2,587,500       $   415,143      $  3,081,709

Net loss                                                                             (128,782)         (128,782)
Distribution of $.10 per
   share to common
   stockholders                                                    (790,662)                           (790,662)
                               ------------    ------------     ------------      ------------     ------------
Balance, June 30, 2001                   -          79,066        1,796,838           286,361         2,162,265

Net loss                                                                             (164,217)         (164,217)
Distribution of $.12 per
   share to common
   stockholders                                                    (948,794)                           (948,794)
                               ------------    ------------     ------------      ------------     ------------
Balance, June 30, 2002                   -          79,066          848,044           122,144         1,049,254

Net loss                                                                             (273,241)         (273,241)
                               ------------    ------------     ------------      ------------     ------------

Balance, June 30, 2003         $         -     $    79,066      $   848,044       $  (151,097)     $    776,013
                               ============    ============     ============      ============     ============



     (1) Per share totals are 100 times dollar amounts.




              The accompanying notes are an integral part of these
                       consolidated financial statements.




VSI LIQUIDATION CORP. AND SUBSIDIARY   14

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2003, 2002  and 2001

                                                                     2003              2002               2001
                                                                 --------------    --------------    ---------------
Cash flows from operating activities:
   Net loss                                                       $ (273,241)       $ (164,217)        $ (128,782)

   Adjustments to reconcile net loss to cash
     provided by (used in) operating activities:
       Deferred income taxes                                        (152,000)         (245,227)          (116,449)
       (Increase) decrease in assets:
           Accounts receivable                                             -                 -            123,268

           Income tax refund receivable                             (213,000)                -                  -

           Prepaid expenses and supplies                             591,114          (51,339)           (135,000)

       Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                      (9,627)            5,344             31,920
                                                                 --------------    --------------    ---------------
       Cash provided by (used in) operating activities               (56,754)         (455,439)          (225,043)
                                                                 --------------    --------------    ---------------
Cash flows from investing activities:
   Change in escrow account                                          167,557         1,501,335            854,263
                                                                 --------------    --------------    ---------------
       Cash provided by (used in) investing activities               167,557         1,501,335            854,263
                                                                 --------------    --------------    ---------------
Cash flows from financing activities:
   Distribution to common stockholders                                     -          (948,794)          (790,662)
                                                                 --------------    --------------    ---------------
       Cash used in financing activities                                   -          (948,794)          (790,662)
                                                                 --------------    --------------    ---------------
(Decrease) increase in cash                                          110,803            97,102           (161,442)

Cash at beginning of year                                            312,412           215,310            376,752
                                                                 --------------    --------------    ---------------
Cash at end of year                                               $  423,215        $  312,412         $  215,310
                                                                 ==============    ==============    ===============
Cash paid for:
   Interest                                                       $        -        $        -         $        -

   Income taxes                                                            -           135,000                  -

Non-cash investing activities:
   Property and equipment acquired with capital leases                     -                 -                  -



              The accompanying notes are an integral part of these
                       consolidated financial statements.



VSI LIQUIDATION CORP. AND SUBSIDIARY   15

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

2. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of $704,000 at June 30, 2003, to the extent not needed to indemnify HydroChem, will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2005.

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

ACCOUNTS RECEIVABLE: The Company's customers were located primarily throughout the United States. The Company monitored potential credit losses and such losses have been within management's expectations. Accounts receivable which become uncollectible are written off against operations at the time they are deemed to be worthless

CONCENTRATIONS OF CREDIT RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED
LIMITS: The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2003 and 2002, respectively, the Company's uninsured cash balances totaled $323,215 and $212,412.

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

4.   INCOME TAXES:

The income tax provision for the three years ended June 30, 2002 is comprised of the following amounts:

                                                                      2003                2002               2001
                                                                 ----------------    ----------------   ----------------
           Current                                                $  (165,000)        $    400,000        $        -
           Deferred                                                         -             (500,000)          (69,000)
                                                                 ----------------    ----------------   ----------------
                Total Provision                                   $  (165,000)         $  (100,000)       $  (69,000)
                                                                 ================    ================   ================
           Statutory Rate                                                 (34)%                (34)%             (34)%
           State and local taxes, net of federal benefit                   (4)                  (4)               (1)
           Operating loss utilized                                          -                    -                 -
                                                                 ----------------    ----------------   ----------------
                Effective rate                                            (38)%                (38)%             (35)%
                                                                 ================    ================   ================


Deferred federal income taxes reflect the impact for financial statement reporting purposes of temporary differences between the financial statement and tax basis of assets and liabilities. At June 30, 2003 and 2002, the components of the net deferred tax assets and liabilities were as follows:

                                                   2003               2002
                                              ---------------    ---------------
           Deferred tax liabilities:
               Escrow account                  $   404,845        $   556,845
                                              ---------------    ---------------
           Net deferred tax liabilities        $   404,845        $   556,845
                                              ===============    ===============



5.   EMPLOYEE BENEFIT PLAN:

In 1991, the Company adopted a 401(k) plan that covers substantially all employees. The plan is a discretionary plan in that the Company may or may not make contributions to the plan. The Company did not contribute to the plan during the three years ended June 30, 2003. Effective January 1, 1999, the Company terminated this plan as a result of the sale of substantially all of the Company's assets to HydroChem. On April 20, 1999 the Company filed an application for termination of the plan with the Internal Revenue Service. Termination was completed in December 1999.



VSI LIQUIDATION CORP. AND SUBSIDIARY   17

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                for the years ended June 30, 2002, 2001 and 2000


6.   FINANCIAL STATEMENT PRESENTATION

The 2003 financial statements are presented on an unclassified basis due to the working capital distinction being irrelevant.




VSI LIQUIDATION CORP. AND SUBSIDIARY   18
1662077