Form 10-Q
period 2003-09-30
VSI LIQUIDATION CORP
filed 2003-11-13
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                         Commission file number 0-19343


                              VSI LIQUIDATION CORP.
             (Exact name of Registrant as specified in its charter)


        Delaware                                      34-1493345
(State of incorporation)                (I.R.S. Employer Identification No.)


                               2801 Buford Highway
                                    Ste. 470
                                Atlanta, GA 30329
                                 (404) 486-4620
                        (Address and telephone number of
                          principal executive offices)

                     (Former name, former address and former
                   fiscal year, if changed since last report)

                            2170 Piedmont Road, N.E.
                             Atlanta, Georgia 30324
                                 (404) 888-2750

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

     Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

     As of September 30, 2003, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                                         VSI LIQUIDATION CORP.
                                                      CONSOLIDATED BALANCE SHEETS
                                                                         SEPTEMBER 30, 2003
                                                                             (UNAUDITED)           JUNE 30, 2003
                                                                        ----------------------  ---------------------

   Cash                                                                             $ 394,803              $ 423,215
   Income tax refund receivable                                                       213,000                213,000
   Cash in escrow account                                                             704,144                703,957
                                                                        ----------------------  ---------------------
        Total assets                                                               $1,311,947             $1,340,172
                                                                        ======================  =====================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued expenses                                            $ 165,460              $ 159,314
   Deferred income taxes                                                              379,845                404,845
                                                                        ----------------------  ---------------------
     Total liabilities                                                                545,305                564,159
                                                                        ----------------------  ---------------------
Stockholders' equity:
   Common stock, $.01 par value; authorized 12,000,000 shares,
     issued and outstanding 7,906,617 shares                                           79,066                 79,066
   Paid-in capital                                                                    848,044                848,044
   Retained earnings                                                                (160,468)              (151,097)
                                                                        ----------------------  ---------------------
                                                                                      766,642                776,013
                                                                        ----------------------  ---------------------
        Total liabilities and stockholders' equity                                 $1,311,947             $1,340,172
                                                                        ======================  =====================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                         VSI LIQUIDATION CORP.
                                          CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                                              (UNAUDITED)
                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                   -----------------------------------
                                                                         2003              2002
                                                                   ----------------- -----------------
Interest income                                                           $   1,126         $   2,111
Selling, general and administrative expenses                                 15,497            63,306
                                                                   ----------------- -----------------
Loss before income taxes                                                   (14,371)          (61,195)
Income tax benefit                                                          (5,000)          (22,000)
                                                                   ----------------- -----------------
Net loss                                                                  $ (9,371)        $ (39,195)
                                                                   ================= =================
Net loss per common share:
   Basic                                                                   $   0.00          $   0.00
                                                                   ================= =================
   Diluted                                                                 $   0.00          $   0.00
                                                                   ================= =================
Weighted average shares used in
   computation - basic and diluted                                        7,906,617         7,906,617
                                                                   ================= =================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                         VSI LIQUIDATION CORP.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)
                                                                                      THREE MONTHS ENDED SEPTEMBER 30
                                                                                    -------------------------------------
                                                                                          2002               2002
                                                                                    ------------------ ------------------
Cash flows from operating activities:
   Net loss                                                                                 $ (9,371)         $ (39,195)
   Adjustments to reconcile net income to net cash flows from operating activities:
        Deferred income taxes                                                                (25,000)           (23,805)
        Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                                              6,146           (61,042)
                                                                                    ------------------ ------------------
                 Cash (used) provided by operating activities                                (28,225)          (124,042)
                                                                                    ------------------ ------------------
Cash flows from investing activities:
   Change in escrow account                                                                     (187)            (1,974)
                                                                                    ------------------ ------------------
                 Cash used in investing activities                                              (187)            (1,974)
                                                                                    ------------------ ------------------
Cash flows from financing activities                                                                -                  -
                                                                                    ------------------ ------------------
(Decrease) increase in cash                                                                  (28,412)          (126,016)
Cash at beginning of period                                                                   423,215            312,412
                                                                                    ------------------ ------------------
Cash at end of period                                                                       $ 394,803          $ 186,396
                                                                                    ================== ==================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 VSI LIQUIDATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K filed September 23, 2003 for the fiscal year ended June 30, 2003.

     The financial statements for the periods ended September 30, 2003 and 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

3. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of $704,000 at September 30, 2003, to the extent not needed to indemnify HydroChem, will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2005.

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

RESULTS OF OPERATIONS:
Three months ended September 30, 2003 as compared to the three months ended September 30, 2002:

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

Selling, general and administrative expenses in 2003 were less than 2002 due to a lower level of activity winding up the business, and lower levels of expenditures for insurance and environmental remediation.

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

The Company expects that, subject to any claims which may be made by HydroChem, the remaining escrowed funds of approximately $704,000 (including earnings on escrowed funds to date) will be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be possible in the year 2005. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

As of September 30, 2003 the Company had approximately $395,000 in cash in addition to approximately $704,000 held in an escrow account.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

     Our Chief Executive Officer and our Acting Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report (the Evaluation
     Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

(b)  Changes in internal controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.


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

31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                    VSI LIQUIDATION CORP.



Date:    November 12, 2003          By:  /s/ Dennis D. Sheets
                                         --------------------------------------
                                         Dennis D. Sheets
                                         Acting Financial Officer

1690361