Form 10-Q
period 2003-12-31
VSI LIQUIDATION CORP
filed 2004-02-12
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

     Indicate by check mark whether the registrant is an accelerated filer (as
determined in Rule 12b-2 of the Exchange Act). Yes   [ ] No   [x]

     As of December 31, 2003, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                             VSI LIQUIDATION CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31, 2003
                                                   (UNAUDITED)            JUNE 30, 2003
                                                ------------------     -------------------

                           ASSETS
Cash                                                 $    578,111             $   423,215
Income tax refund receivable                                    -                 213,000
Cash in escrow account                                    704,218                 703,957
                                                ------------------     -------------------
    Total assets                                     $  1,282,329             $ 1,340,172
                                                ==================     ===================


     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                $    173,876             $   159,314
Deferred income taxes                                     349,893                 404,845
                                                ------------------     -------------------
    Total liabilities                                     523,769                 564,159
                                                ------------------     -------------------


Stockholders' equity:
   Common stock, $.01 par value;
      authorized 12,000,000 shares,
      issued and outstanding 7,906,617 shares              79,066                  79,066
   Paid-in capital                                        848,044                 848,044
   Retained earnings                                     (168,550)               (151,097)
                                                ------------------     -------------------
                                                          758,560                 776,013
                                                ------------------     -------------------

    Total liabilities and stockholders' equity       $  1,282,329             $ 1,340,172
                                                ====================   ===================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   DECEMBER 31                         DECEMBER 31
                                                        ----------------------------------- ----------------------------------
                                                             2003              2002              2003              2002
                                                        ---------------- ------------------ ---------------- -----------------

Interest income                                           $     1,006       $      1,551       $     2,132       $     3,662
Selling, general and administrative expenses                   14,088             98,856            29,585           162,162
                                                        ---------------- ------------------ ---------------- -----------------
Income (loss) before income taxes                             (13,082)           (97,305)          (27,453)         (158,500)

Income tax (benefit)                                           (5,000)           (42,000)          (10,000)          (64,000)
                                                        ---------------- ------------------ ---------------- -----------------

Net income (loss)                                         $    (8,082)      $    (55,305)      $   (17,453)      $   (94,500)
                                                        ================ ================== ================ =================

Net earnings (loss) per common share:
   Basic                                                  $      (.00)      $       (.01)      $      (.00)      $      (.01)
                                                        ================ ================== ================ =================
   Diluted                                                $      (.00)      $       (.01)      $      (.00)      $      (.01)
                                                        ================ ================== ================ =================

Weighted average shares used in computation:
    basic and diluted                                       7,906,617         7,906,617        7,906,617        7,906,617
                                                        ================ ================== ================ =================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED DECEMBER 31
                                                                                    -------------------------------------
                                                                                           2003               2002
                                                                                    ------------------- -----------------
Cash flows from operating activities:
   Net loss                                                                            $    (17,453)       $   (94,500)
   Adjustments to reconcile net income to net cash flows from operating activities:
        Deferred income taxes                                                               (54,952)           (66,112)
       (Increase) decrease in assets:
             Income tax refund receivable                                                   213,000                  -
        Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                                           14,562            (52,774)
                                                                                    ------------------- -----------------
                 Cash provided  (used) by operating activities                              155,157           (213,386)
                                                                                    ------------------- -----------------

Cash flows from investing activities:
   Change in escrow account                                                                    (261)            (3,462)
                                                                                    ------------------- -----------------
                 Cash used by investing activities                                             (261)            (3,462)
                                                                                    ------------------- -----------------

Cash flows from financing activities:                                                             -                  -
                                                                                    ------------------- -----------------

Increase (decrease) in cash                                                                 154,896           (216,848)

Cash at beginning of period                                                                 423,215            312,412
                                                                                    ------------------- -----------------

Cash at end of period                                                                  $    578,111        $    95,564
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

     The financial statements for the periods ended December 31, 2003 and 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

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

3. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of $704,000 at December 31, 2003, to the extent not needed to indemnify HydroChem, will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2005.

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

RESULTS OF OPERATIONS:
Three months and six months ended December 31, 2003 as compared to the three months and six months ended December 31, 2002:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months and six months ended December 31, 2003 and December 31, 2002 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

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

As of December 31, 2003 the Company had approximately $578,000 in cash in addition to approximately $704,000 held in an escrow account.

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

ITEM 4.           CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

     Our Chief Executive Officer and our Acting Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of

     December 31, 2003 (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

(b)  Changes in internal controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended December 31, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.


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

                                  VSI LIQUIDATION CORP.


Date:    February 11, 2004        By: /s/ Donald P. Carson
                                      ---------------------------------
                                          Donald P. Carson
                                          Director and Acting Financial Officer

1719705