Form 10-Q
period 2004-03-31
VSI LIQUIDATION CORP
filed 2004-05-13
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

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

     As of March 31, 2004, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             VSI LIQUIDATION CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31, 2004
                                                                           (UNAUDITED)           JUNE 30, 2003
                                                                        ------------------     ------------------
                              ASSETS
Cash                                                                         $    512,765           $    423,215
Income tax refund receivable                                                            -                213,000
Cash in escrow account                                                            704,275                703,957
                                                                        ------------------     ------------------

        Total assets                                                         $  1,217,040$          $  1,340,172
                                                                        ==================     ==================
               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                        $    154,146           $    159,314
Deferred income taxes                                                             320,893                404,845
                                                                        ------------------     ------------------

   Total liabilities                                                              475,039                564,159
                                                                        ------------------     ------------------

Stockholders' equity:
   Common stock, $.01 par value; authorized 12,000,000 shares,
      issued and outstanding 7,906,617 shares                                      79,066                 79,066
   Paid-in capital                                                                848,044                848,044
   Retained earnings                                                             (185,109)              (151,097)
                                                                        ------------------     ------------------

                                                                                  742,001                776,013
                                                                        ------------------     ------------------

        Total liabilities and stockholders' equity                           $  1,217,040           $  1,340,172
                                                                        ==================     ==================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     MARCH 31                           MARCH 31
                                                        ----------------------------------- ----------------------------------
                                                             2004              2003              2004             2003
                                                        ---------------- ------------------ ---------------- -----------------

Interest income                                             $       997       $      1,689      $     3,129      $      5,351
Selling, general and administrative expenses                     26,556            209,653           56,141           371,815
                                                        ---------------- ------------------ ---------------- -----------------
Income (loss) before income taxes                               (25,559)          (207,964)         (53,012)         (366,464)

Income tax (benefit)                                             (9,000)           (82,000)         (19,000)         (146,000)
                                                        ---------------- ------------------ ---------------- -----------------
Net income (loss)                                           $   (16,559)      $   (125,964)     $   (34,012)     $   (220,464)
                                                        ================ ================== ================ =================
Net earnings (loss) per common share:
   Basic                                                    $      (.00)      $       (.02)     $      (.00)     $       (.03)
                                                        ================ ================== ================ =================
   Diluted                                                  $      (.00)      $       (.02)     $      (.00)     $       (.03)
                                                        ================ ================== ================ =================
Weighted average shares used in computation:
   basic and diluted                                          7,906,617          7,906,617        7,906,617         7,906,617
                                                        ================ ================== ================ =================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED MARCH 31
                                                                       -------------------------------------
                                                                                2004            2003
                                                                       ------------------- -----------------
Cash flows from operating activities:
 Net loss                                                                      $  (34,012)     $   (220,464)
 Adjustments to reconcile net income to net cash flows from
  operating activities:
    Deferred income taxes                                                         (83,952)         (135,408)
    (Increase) decrease in assets:
        Prepaid expenses                                                                -           376,727
        Income tax refund receivable                                              213,000                 -
     Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                                      (5,168)          (39,777)
                                                                       ------------------- -----------------
          Cash provided  (used) by operating activities                            89,868           (18,922)
                                                                       ------------------- -----------------
Cash flows from investing activities:
 Change in escrow account                                                           (318)           143,502
                                                                       ------------------- -----------------
         Cash used by investing activities                                          (318)           143,502
                                                                       ------------------- -----------------
Cash flows from financing activities:                                                   -                 -
                                                                       ------------------- -----------------
Increase (decrease) in cash                                                        89,550           124,580

Cash at beginning of period                                                       423,215           312,412
                                                                       ------------------- -----------------
Cash at end of period                                                          $  512,765      $    436,992
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

     The financial statements for the periods ended March 31, 2004 and 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

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

3. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of $704,000 at March 31, 2004, to the extent not needed to indemnify HydroChem, will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2006.

     The Company changed its name from Valley Systems, Inc. to VSI Liquidation Corp. after the closing of this transaction, and will not have any business operations other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company. After the closing, the Company used approximately $5.5 million of the proceeds of the sale to redeem the outstanding shares of Series C

     Preferred Stock, approximately $380,000 to redeem outstanding employee stock options and approximately $165,000 to pay retention bonuses to certain officers and employees. The Company also paid a liquidating dividend of $16.8 million ($2.13 per common share) to common stockholders from the proceeds of the sale. Additional liquidating dividends of approximately $1.2 million ($.15 per common share), $790,000 ($.10 per common share) and $950,000 ($.12 per common share) were paid in fiscal February 2000, 2001 and 2002 respectively.

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

RESULTS OF  OPERATIONS:
Three months and nine months ended March 31, 2004 as compared to the three months and nine months ended March 31, 2003:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months and nine months ended March 31, 2004 and March 31, 2003 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

Selling, general and administrative expenses in 2004 were less than 2003 due to a lower level of activity winding up the business, and lower levels of expenditures for insurance and environmental remediation.

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

Of the $26.0 million received at closing, after payment or making reasonable provision for the payment of all known and anticipated liabilities and obligations of the Company, payment of approximately $5.5 million to repurchase all of the 55,000 shares of the Company's outstanding Series C Preferred Stock held by Rollins Holding Company, Inc., payment of approximately $380,000 to redeem outstanding employee stock options and payment of approximately $165,000 as a retention bonus to certain officers and employees, approximately $16.8 million of the sale proceeds remained and were available for distribution to stockholders pursuant to the Plan of Liquidation and Dissolution adopted by the Company.On January 29, 1999, an initial liquidating cash dividend of approximately $16.8 million ($2.13 per share) was mailed to stockholders of record at the close of business on January 22, 1999. Additional liquidating cash dividends of approximately $1.2 million ($.15 per share), $790,000 ($.10 per share) and $950,000 ($.12 per share) were paid to stockholders of record on the close of business on January 31, 2000, 2001 and 2002, respectively. The Company now has no further assets to distribute and expects to have no additional assets in the future other than cash received from the escrow account referenced above and cash remaining after payment of all remaining expenses to wind up and dissolve the Company, if any.The Company expects that, subject to any claims which may be made by HydroChem, the remaining escrowed funds of approximately $704,000 (including earnings on escrowed funds to date) will be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be possible in the year 2006. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder, if any, to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

As of March 31, 2004 the Company had approximately $513,000 in cash in addition to approximately $704,000 held in an escrow account.

The Company will not engage in any further business activities and the only remaining activities will be those associated with the winding up and dissolution of the Company. The Company believes that the remaining cash on hand and in escrow will be sufficient to meet its liabilities and obligations until the Company is dissolved in accordance with Delaware law.


CONTRACTUAL OBLIGATIONS

All of the liabilities shown on the Company's balance sheet represent current liabilities, due within one year of the balance sheet date. The Company has no liquidated contractual obligations which are not reflected in such liabilities. The Company's accrued liabilities include an estimate of the Company's environmental remediation obligation under the Purchase Agreement. The Company currently is undertaking to complete the remediation required under the Purchase Agreement. The completion date for this project is uncertain but the Company is treating this item as a current liability.


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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

     Our Chief Executive Officer and our Acting Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004 (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

(b)  Changes in internal controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended March 31, 2004, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.


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

31.1*Certification  of Chief  Executive  Officer  pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002

31.2*Certification  of Chief  Financial  Officer  pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002

32.1*Certification  Pursuant To 18 U.S.C.  Section 1350, As Adopted  Pursuant To
     Section 906 Of The Sarbanes-Oxley Act Of 2002.

-----------------
* Filed herewith.

          (b)  Reports on Form 8-K.

                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VSI LIQUIDATION CORP.


Date: May 11, 2004                     By: /s/ Donald P. Carson
                                           -------------------------------------
                                           Donald P. Carson
                                           Director and Acting Financial Officer

1765018