Form 10-K
period 2004-06-30
VSI LIQUIDATION CORP
filed 2004-09-17
CIK 873571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19343

                              VSI LIQUIDATION CORP.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    34-1493345
  (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                    Identification Number)

     2170 PIEDMONT ROAD NE, ATLANTA, GEORGIA                30324
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

     As of August 31, 2004: (a) 7,906,617 shares of Common Stock, $.01 par value, of the registrant were outstanding; (b) 2,072,872 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $103,643, based on the closing sale price of $0.05 per share on August 31, 2004.

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

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). This transaction closed on January 5, 1999, and was effective as of January 1, 1999. The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the five year period following the closing. The remaining escrow balance of $703,000 at June 30, 2004 , to the extent not needed to indemnify HydroChem, will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2006.

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

PROPRIETARY TECHNOLOGY, PATENTS, TRADEMARKS AND EQUIPMENT

     All proprietary technology, patents, trademarks and equipment of the Company were sold as part of the Purchase Agreement discussed above. See "Item 1
- General.

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

EMPLOYEES

     As of August 31, 2004, the Company had no employees other than its officers and directors.

ITEM 2.  PROPERTIES

     As of August 31, 2004 the Company does not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

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

                                                    HIGH            LOW
                                                    ----            ---
FISCAL 2003:
July 1, 2002 - September 30, 2002                  $0.080         $0.060
October 1, 2002 - December 31, 2002                 0.090          0.070
January 1, 2003 - March 31, 2003                    0.080          0.070
April 1, 2003 - June 30, 2003                       0.070          0.070

FISCAL 2004:
July 1, 2003 - September 30, 2003                  $0.070         $0.070
October 1, 2003 - December 31, 2003                 0.080          0.060
January 1, 2004 - March 31, 2004                    0.080          0.050
April 1, 2004 - June 30, 2004                       0.050          0.050

     Based on information furnished by certain brokerage firms that are record holders of the Company's Common Stock, the Company has in excess of 800 beneficial owners of its Common Stock.


ITEM 6.   SELECTED FINANCIAL DATA

     Dollars in thousands, except per share data:

                                                2004 (1)       2003       2002        2001        2000
                                               ----------  ----------  ----------  ----------  ----------
Sales                                           $     -     $     -     $     -     $     -     $     -
Gross profit                                          -           -           -           -           -
Selling, general and
    administrative expenses                          71         445         297         353         225
Interest (income) expense, net                       (4)         (7)        (33)       (155)       (199)
Net loss                                            (44)       (273)       (164)       (129)        (17)
Earnings (loss) per common share:
    Basic and diluted                             (0.01)      (0.03)      (0.02)      (0.02)      (0.00)
Total assets                                      1,260       1,340       1,775       3,128       4,132
Total long-term debt                                  -           -           -           -           -
Total stockholders' equity                          732         776       1,049       2,162       3,082

     (1)  July 1, 2003 through June 30, 2004

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

RESULTS OF DISCONTINUED OPERATIONS - 2004 COMPARED TO 2003

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

     Selling, general and administrative expenses in 2004 were less than 2003 due to a lower level of activity winding down the business, and lower levels of expenditures for insurance and environmental remediation. The Company expects that it will continue to operate at this lower level of operating expenses in 2005, unless it incurs unexpected remediation claims.

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

                                                                  THREE MONTHS ENDED
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    9/30/02   12/31/02   3/31/03    6/30/03    9/30/03   12/31/03    3/31/04   6/30/04
                                   --------- ---------  ---------  ---------  ---------  ---------  ---------  --------
Sales                               $     -   $      -   $     -    $     -    $     -   $      -    $     -   $     -
Gross profit                              -          -         -          -          -          -          -         -
Net loss                               (39)        (55)     (126)       (53)        (9)        (8)       (17)      (10)
Earnings per common share -
    basic and diluted               $ (.00)   $   (.01)  $  (.02)   $  (.00)   $  (.00)  $   (.00)   $  (.00)  $  (.01)



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

     The Company expects that, subject to any claims which may be made by HydroChem, all of the remaining escrowed funds of approximately $703,000 (including earnings on escrowed funds to date) will be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be possible in the year 2006. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

     As of the fiscal year ended June 30, 2004 the Company had approximately $497,000 in cash in addition to approximately $703,000 held in the escrow account.

     The Company will not engage in any further business activities and the only remaining activities will be those associated with the winding up and dissolution of the Company. The Company believes that the remaining cash on hand and in escrow will be sufficient to meet its liabilities and obligations until the Company is dissolved in accordance with Delaware law. We currently expect that the Company will be dissolved in 2006.

SCHEDULED CONTRACTUAL OBLIGATIONS

     The Company does not have material contractual obligations, except for its environmental obligations under the Purchase Agreement. The Company has accrued an estimate of $220,000 for these obligations, and expects that most of this amount will be paid out within the fiscal years ending June 30, 2005 and 2006.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer (CEO) and our Acting Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004 (the Evaluation Date).

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

     (b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended June 30, 2004, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

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


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  (1) FINANCIAL STATEMENTS FILED

          VSI Liquidation Corp. and Subsidiary:

               Report of Independent Registered Public Accounting Firm. Consolidated Balance Sheets at June 30, 2004 and 2003. Consolidated Statements of Discontinued Operations for the years ended June 30, 2004, 2003 and 2002.
               Consolidated  Statements  of  Stockholders'  Equity for the years ended June 30, 2004, 2003 and 2002.
               Consolidated  Statements  of Cash Flows for the years  ended June
                   30, 2004, 2003 and 2002.
               Notes to Consolidated Financial Statements.

          (2)  EXHIBITS

NO.       DESCRIPTION OF EXHIBIT
---       ----------------------

2.1 Second Amended and Restated Asset Purchase Agreement, dated as of September 8, 1998, among the Company, Valley Systems of Ohio, Inc. and HydroChem Industrial Services, Inc. (Incorporated herein by reference to Appendix A of the Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on December 15,
          1998)
3.1       Restated Certificate of Incorporation of the Company (filed as Exhibit
          3.1 to the Company's Registration Statement on Form S-1 filed on June 11, 1991, and incorporated therein by reference)
3.2 Certification of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Form 10-K dated
          September  25,  1995,  and  incorporated   herein  by  reference)
3.3 Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit
          3.3 to the Form 10-Q for the  quarter  ended  December  31,  1998)
3.4 Certificate of Elimination of Series A Preferred Stock and Series B Preference Stock of the Company (incorporated by reference to Exhibit
          3.4 to the Form 10-Q for the  quarter  ended  December  31,  1998)
3.5 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Form 10-Q for the quarter ended December 31, 1998)
3.6 Bylaws of the Company, as amended, (filed as Exhibit 3.3 to the Company's Form 10-K dated September 25, 1995 and incorporated herein by reference)
10.1 Plan of Liquidation and Dissolution (Incorporated herein by reference to Appendix C of the Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on December 15,
          1998)
10.2+ Purchase Order dated June 11, 1998 between Ohio Edison/Pennsylvania Power Company and the Registrant (Incorporated by reference to Exhibit
          10.25 to the Form  10-K/A for the  fiscal  year June 30,  1998)
21.1*     Subsidiaries of the Registrant
31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1* Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.
_____________________

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


                                        VSI LIQUIDATION CORP.

September 17, 2004                  By: \s\  Ed Strickland
                                        ---------------------------
                                        Ed Strickland, President
                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                          TITLE               DATE
       ---------                          -----               ----

       \s\  Allen O. Kinzer               Director            September 17, 2004
       --------------------
       Allen O. Kinzer

       \s\  Donald P. Carson              Director and        September 17, 2004
       ---------------------              Acting Chief
       Donald P. Carson                   Financial Officer

                      VSI LIQUIDATION CORP. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                         Number
                                                                         ------

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM ................... 12

CONSOLIDATED BALANCE SHEETS - June  30,  2004 and 2003 ......................13

CONSOLIDATED  STATEMENTS  OF  DISCONTINUED OPERATIONS -
     Years ended June 30, 2004, 2003 and 2002................................14

CONSOLIDATED STATEMENTS OF  STOCKHOLDERS'  EQUITY  -
     Years  ended  June  30,  2004,  2003  and  2002 ........................15

CONSOLIDATED STATEMENTS OF CASH FLOWS -
     Years ended June 30, 2004, 2003 and 2002................................16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................17-18


 All schedules are omitted because they are not required under the instructions, are inapplicable, or the information is included
                     elsewhere in the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
VSI Liquidation Corp.

We have audited the accompanying consolidated balance sheets of VSI Liquidation Corp. (a Delaware corporation) and subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of discontinued operations, stockholders' equity, and cash flows for each of the three years ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VSI Liquidation and subsidiary as of June 30, 2004 and 2003, and the results of its discontinued operations and its cash flows for each of the three years in the period ending June 30, 2004 in conformity with U.S. generally accepted accounting principles.


Hall, Kistler & Company LLP

Canton, Ohio
September 7, 2004

VSI LIQUIDATION CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2004 and 2003

                                                                       2004                2003
                                                                 -----------------   -----------------
                                ASSETS
Cash                                                                    $ 497,264           $ 423,215
Income tax refund receivable                                               60,000             213,000
Cash in escrow account                                                    703,099             703,957
                                                                 -----------------   -----------------
         Total assets                                                  $1,260,363          $1,340,172
                                                                 =================   =================
            LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                   $ 231,411           $ 159,314
Deferred income taxes                                                     296,893             404,845
                                                                 -----------------   -----------------
     Total liabilities                                                    528,304             564,159
                                                                 -----------------   -----------------
Stockholders' equity:
     Preferred stock, $.10 par value; authorized
        2,000,000 shares, none issued and outstanding                           -                   -
     Common stock, $.01 par value; authorized 12,000,000
        shares, issued and outstanding 7,906,617 shares                    79,066              79,066
     Paid-in capital                                                      848,044             848,044
     Retained earnings                                                   (195,051)           (151,097)
                                                                 -----------------   -----------------
                                                                          732,059             776,013
                                                                 -----------------   -----------------
         Total liabilities and stockholders' equity                    $1,260,363          $1,340,172
                                                                 =================   =================

      The accompanying notes are an integral part of these consolidated financial statements.


VSI LIQUIDATION CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS for the years ended June 30, 2004, 2003 and 2002

                                                        2004                2003               2002
                                                  -----------------   -----------------  -----------------
Sales                                                $           -       $           -      $           -
Cost of sales                                                    -                   -                  -
                                                  -----------------   -----------------  -----------------
     Gross profit                                                -                   -                  -

Selling, general and
  administrative expenses                                   71,094             445,099            297,387

Interest income                                             (4,140)             (6,858)           (33,170)
                                                  -----------------   -----------------  -----------------
Loss from discontinued operations
  before income taxes                                      (66,954)           (438,241)          (264,217)

Income tax benefit                                         (23,000)           (165,000)          (100,000)
                                                  -----------------   -----------------  -----------------
     Net loss                                        $     (43,954)         $ (273,241)        $ (164,217)
                                                  =================   =================  =================
Earnings per share:
Net earnings per common share - basic                $       (0.01)          $   (0.03)         $   (0.02)
                                                  =================   =================  =================
Net earnings per common share -
   assuming dilution                                 $       (0.01)          $   (0.03)         $   (0.02)
                                                  =================   =================  =================
Weighted average shares used in
  computation - basic and diluted                        7,906,617           7,906,617          7,906,617
                                                  =================   =================  =================

      The accompanying notes are an integral part of these consolidated financial statements.


VSI LIQUIDATION CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended June 30, 2004, 2003 and 2002

                                                                                 Retained
                                   Preferred       Common          Paid-In       (Deficit)
                                     Stock        Stock (1)        Capital        Earnings          Total
                                 -------------- -------------- --------------  --------------   --------------
Balance, July 1, 2001             $       -      $   79,066     $  1,796,838    $    286,361     $ 2,162,265

Net loss                                                                            (164,217)       (164,217)
Distribution of $.12 per
   share to common
   stockholders                                                     (948,794)                       (948,794)
                                 -------------- -------------- --------------  --------------   --------------
Balance, June 30, 2002                    -          79,066          848,044         122,144       1,049,254

Net loss                                                                            (273,241)       (273,241)
                                 -------------- -------------- --------------  --------------   --------------
Balance, June 30, 2003                    -          79,066          848,044        (151,097)        776,013

Net loss                                                                             (43,954)        (43,954)
                                 -------------- -------------- --------------  --------------   --------------
Balance, June 30, 2004            $       -     $    79,066     $    848,044    $   (195,051)   $    732,059
                                 ============== ============== ==============  ==============   ==============

     (1)  Per share totals are 100 times dollar amounts.

          The accompanying notes are an integral part of these consolidated financial statements.

VSI LIQUIDATION CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2004, 2003  and 2002

                                                                        2004              2003               2002
                                                                   ----------------  ----------------  -----------------
Cash flows from operating activities:
   Net loss                                                          $    (43,954)     $   (273,241)     $    (164,217)
   Adjustments to reconcile net loss to cash
     provided by (used in) operating activities:
       Deferred income taxes                                             (107,952)         (152,000)          (245,227)
       (Increase) decrease in assets:
           Income tax refund receivable                                   153,000          (213,000)                 -
           Prepaid expenses and supplies                                        -           591,114            (51,339)
       Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                           72,097            (9,627)             5,344
                                                                   ----------------  ----------------  -----------------
       Cash provided by (used in) operating activities                     73,191           (56,754)          (455,439)
                                                                   ----------------  ----------------  -----------------
Cash flows from investing activities:
   Change in escrow account                                                   858           167,557          1,501,335
                                                                   ----------------  ----------------  -----------------
       Cash provided by (used in) investing activities                        858           167,557          1,501,335
                                                                   ----------------  ----------------  -----------------
Cash flows from financing activities:
   Distribution to common stockholders                                          -                 -           (948,794)
                                                                   ----------------  ----------------  -----------------
       Cash used in financing activities                                        -                 -           (948,794)
                                                                   ----------------  ----------------  -----------------
(Decrease) increase in cash                                                74,049           110,803             97,102
Cash at beginning of year                                                 423,215           312,412            215,310
                                                                   ----------------  ----------------  -----------------
Cash at end of year                                                  $    497,264      $    423,215      $     312,412
                                                                   ================  ================  =================
Cash paid for:
   Interest                                                          $          -      $          -      $           -
   Income taxes                                                                 -                 -            135,000
Non-cash investing activities:
   Property and equipment acquired with capital leases                          -                 -                  -



          The accompanying notes are an integral part of these consolidated financial statements.


                      VSI LIQUIDATION CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                for the years ended June 30, 2004, 2003 and 2002

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

2. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of $703,000 at June 30, 2004, to the extent not needed to indemnify HydroChem, will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2006.

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

ACCOUNTS RECEIVABLE: The Company's customers were located primarily throughout the United States. The Company monitored potential credit losses and such losses have been within management's expectations. Accounts receivable which become uncollectible are written off against operations at the time they are deemed to be worthless

CONCENTRATIONS  OF CREDIT RISK ARISING  FROM CASH  DEPOSITS IN EXCESS OF INSURED
LIMITS: The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2004 and 2003, respectively, the Company's uninsured cash balances totaled $397,264 and $323,215.

The cost and related accumulated depreciation of assets retired, sold or otherwise disposed of were removed from the accounts and any gain or loss was reflected in the current years' results of operations.

INCOME TAXES: Deferred income taxes are provided to reflect the tax effects of temporary differences between financial and tax reporting.

EARNINGS PER COMMON SHARE: Earnings per share of common stock have been calculated according to the guidelines of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per common share are computed by

                      VSI LIQUIDATION CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                for the years ended June 30, 2004, 2003 and 2002


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

4.   INCOME TAXES:

The income tax provision for the three years ended June 30, 2004 is comprised of the following amounts:

                                                                     2004           2003          2002
                                                                -------------  -------------  ------------
           Current                                                 $ (23,000)    $ (165,000)   $  400,000
           Deferred                                                        -              -      (500,000)
                                                                -------------  -------------  ------------
                Total Provision                                    $ (23,000)    $ (165,000)   $ (100,000)
                                                                =============  =============  ============
           Statutory Rate                                               (34)%          (34)%         (34)%
           State and local taxes, net of federal benefit                   -            (4)           (4)
                                                                -------------  -------------  ------------
                Effective rate                                          (34)%          (38)%         (38)%
                                                                =============  =============  ============

Deferred federal income taxes reflect the impact for financial statement reporting purposes of temporary differences between the financial statement and tax basis of assets and liabilities. At June 30, 2004 and 2003, the components of the net deferred tax assets and liabilities were as follows:

                                                     2004          2003
                                                 ------------- -------------
          Deferred tax liabilities:
              Escrow account                      $  296,893     $ 404,845
                                                 ------------- -------------
          Net deferred tax liabilities            $  296,893     $ 404,845
                                                 ============= =============

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

6.   FINANCIAL STATEMENT PRESENTATION

The 2004 financial statements are presented on an unclassified basis due to the working capital distinction being irrelevant.