Form 10-Q
period 2004-09-30
VSI LIQUIDATION CORP
filed 2004-11-12
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

     As of September 30, 2004, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                             VSI LIQUIDATION CORP.
                          CONSOLIDATED BALANCE SHEETS


                                                                      SEPTEMBER 30, 2004
                        ASSETS                                           (UNAUDITED)            JUNE 30, 2004
                                                                      ------------------     ------------------
Cash                                                                    $    452,654           $    497,264
Income tax refund receivable                                                  60,000                 60,000
Cash in escrow account                                                       703,539                703,099
                                                                      ------------------     ------------------
         Total assets                                                   $  1,216,193           $  1,260,363
                                                                      ==================     ==================

           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                   $    203,710           $    231,411
Deferred income taxes                                                        287,893                296,893
                                                                      ------------------     ------------------
  Total liabilities                                                          491,603                528,304
                                                                      ------------------     ------------------
Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000
    shares, issued and outstanding 7,906,617 shares                           79,066                 79,066
  Paid-in capital                                                            848,044                848,044
  Retained earnings                                                         (202,520)              (195,051)
                                                                      ------------------     ------------------

                                                                             724,590                732,059
                                                                      ------------------     ------------------

     Total liabilities and stockholders' equity                         $  1,216,193           $  1,260,363
                                                                      ==================     ==================


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             VSI LIQUIDATION CORP.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                        ---------------------------------
                                                              2004             2003
                                                        ---------------- ----------------
Interest income                                          $       1,374     $       1,126
Selling, general and administrative expenses                    12,843            15,497
                                                        ---------------- ----------------
Income (loss) before income taxes                              (11,469)          (14,371)

Income tax (benefit)                                            (4,000)           (5,000)
                                                        ---------------- ----------------
Net Income (loss)                                        $      (7,469)    $      (9,371)
                                                        ================ ================
Net earnings (loss) per common share:
  Basic                                                  $        (.00)    $        (.00)
                                                        ================ ================
  Diluted                                                $        (.00)    $        (.00)
                                                        ================ ================
Weighted average shares used in computation:
  basic and diluted                                          7,906,617         7,906,617
                                                        ================ ================


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             VSI LIQUIDATION CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                          THREE MONTHS ENDED SEPTEMBER 30
                                                                          -------------------------------
                                                                               2004               2003
                                                                          ---------------- --------------
Cash flows from operating activities:
  Net loss                                                                 $    (7,469)     $    (9,371)
  Adjustments to reconcile net income to net cash flows
   from operating activities:
     Deferred income taxes                                                      (9,000)         (25,000)
     Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                                  (27,701)           6,146
                                                                          ---------------- --------------
Cash provided (used) by operating activities                                   (44,170)         (28,225)
                                                                          ---------------- --------------

Cash flows from investing activities:
  Change in escrow account                                                        (440)            (187)
                                                                          ---------------- --------------
       Cash used by investing activities                                          (440)            (187)
                                                                          ---------------- --------------

Cash flows from financing activities:                                                -                -
                                                                          ---------------- --------------
Increase (decrease) in cash                                                    (44,610)         (28,412)

Cash at beginning of period                                                    497,264          423,215
                                                                          ---------------- --------------
Cash at end of period                                                      $   452,654      $   394,803
                                                                          ================ ==============


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                VSI LIQUIDATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K filed September 17, 2004 for the fiscal year ended June 30, 2004.

     The financial statements for the periods ended September 30, 2004 and 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

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

3. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of approximately $704,000 at September 30, 2004, to the extent not needed to indemnify HydroChem, will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2006.

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

RESULTS OF OPERATIONS:
Three months ended September 30, 2004 as compared to the three months ended September 30, 2003:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months ended September 30, 2004 and 2003 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company. Selling, general and administrative expenses in 2004 were less than 2003 due to a lower level of activity winding up the business.


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

     The Company expects that, subject to any claims which may be made by HydroChem, the remaining escrowed funds of approximately $704,000 will be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be possible in the year 2006. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder, if any, to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

As of September 30, 2004 the Company had approximately $452,000 in cash in addition to approximately $704,000 held in an escrow account.

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


ITEM 4.           CONTROLS AND PROCEDURES


(a)  Evaluation of disclosure controls and procedures

     Our Chief Executive Officer and our Acting Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004 (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

(b)  Changes in internal controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2004, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.


                          PART II - - OTHER INFORMATION

Item 1.    Legal Proceedings:  Not applicable

Item 2.    Unregistered Sales of Securities And Use of Proceeds:  Not Applicable

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

                             VSI LIQUIDATION CORP.


Date: November 12, 2004                   By:  /s/ Donald P. Carson
                                          --------------------------------------
                                          Donald P. Carson
                                          Director and Acting Financial Officer