Form 10-Q
period 2004-12-31
VSI LIQUIDATION CORP
filed 2005-02-11
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

     As of December 31, 2004, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             VSI LIQUIDATION CORP.
                          CONSOLIDATED BALANCE SHEETS


                                                        DECEMBER 31, 2004        JUNE 30, 2004
                                                      --------------------    -------------------
                                                            (UNAUDITED)
      ASSETS
Cash                                                           $   501,043           $    497,264
Income tax refund receivable                                        55,689                 60,000
Cash in escrow account                                             596,861                703,099
                                                      --------------------    -------------------
    Total assets                                               $ 1,153,593           $  1,260,363
                                                      ====================    ===================
      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                          $   181,390           $    231,411
Deferred income taxes                                              257,582                296,893
                                                      --------------------     -------------------
    Total liabilities                                              438,972                528,304
                                                      --------------------     -------------------

Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000
   shares, issued and outstanding 7,906,617 shares                  79,066                 79,066
Paid-in capital                                                    848,044                848,044
Retained earnings                                                 (212,489)              (195,051)
                                                       --------------------   --------------------
                                                                   714,621                732,059
                                                       --------------------   --------------------
    Total liabilities and stockholders' equity                 $ 1,153,593           $  1,260,363
                                                       ====================   ====================


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             VSI LIQUIDATION CORP.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               DECEMBER 31                         DECEMBER 31
                                                        -----------------------------    -----------------------------
                                                             2004            2003             2004           2003
                                                        -------------   -------------    -------------   -------------

Interest income                                           $    1,966      $    1,006       $    3,340      $    2,132
Selling, general and administrative expenses                  17,935          14,088           30,778          29,585
                                                        -------------   -------------    -------------   -------------

Income (loss) before income taxes                            (15,969)        (13,082)         (27,438)        (27,453)

Income tax (benefit)                                          (6,000)         (5,000)         (10,000)        (10,000)
                                                        -------------   -------------    -------------   -------------

Net income (loss)                                         $   (9,969)     $    (8,082)     $  (17,438)     $  (17,453)
                                                        =============   =============    =============   =============

Net earnings (loss) per common share:
 Basic                                                    $     (.00)     $     (.00)      $     (.00)     $     (.00)
                                                        =============   =============    =============   =============
 Diluted                                                  $     (.00)     $     (.00)      $     (.00)     $     (.00)
                                                        =============   =============    =============   =============

Weighted average shares used in computation:
 basic and diluted                                         7,906,617       7,906,617        7,906,617       7,906,617
                                                        =============   =============    =============   =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             VSI LIQUIDATION CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                       SIX MONTHS ENDED DECEMBER 31
                                                                      ------------------------------
                                                                          2004             2003
                                                                      -------------    -------------
Cash flows from operating activities:
 Net loss                                                             $  (17,438)       $  (17,453)
 Adjustments to reconcile net income to net cash flows from
   operating activities:
      Deferred income taxes                                              (39,311)          (54,952)
     (Increase) decrease in assets:
         Income tax refund receivable                                      4,311           213,000
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                           (50,021)           14,562
                                                                      -------------    -------------
         Cash provided  (used) by operating activities                  (102,459)          155,157
                                                                      -------------    -------------
Cash flows from investing activities:
 Change in escrow account                                                106,238              (261)
                                                                      -------------    -------------
        Cash provided (used) by investing activities                     106,238              (261)
                                                                      -------------    -------------
Cash flows from financing activities:                                          -                 -
                                                                      -------------    -------------
Increase (decrease) in cash                                                3,779           154,896

Cash at beginning of period                                              497,264           423,215
                                                                      -------------    -------------
Cash at end of period                                                  $ 501,043        $  578,111
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

     The financial statements for the periods ended December 31, 2004 and 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

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

3. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of approximately $597,000 at December 31, 2004, to the extent not needed to indemnify HydroChem, will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2006.

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

RESULTS OF OPERATIONS:

Three months and six months ended December 31, 2004 as compared to the three months and six months ended December 31, 2003:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months and six months ended December 31, 2004 and December 31, 2003 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

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

     The Company expects that, subject to any claims which may be made by or on behalf of HydroChem, the remaining escrowed funds of approximately $597,000 will be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be possible in the year 2006. During the quarter ended December 31, 2004, approximately $106,000 was released from the escrow account to reimburse the Company for payments made for remediation costs related to the HydroChem property. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder, if any, to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

As of December 31, 2004 the Company had approximately $501,000 in cash in addition to approximately $597,000 held in the escrow account.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

     Our Chief Executive Officer and our Acting Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004 (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

(b)  Changes in internal controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended December 31, 2004, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.


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

--------------------
* Filed herewith.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VSI LIQUIDATION CORP.


Date:    February 11, 2005           By:  /s/ Donald P. Carson
                                          ---------------------------------
                                          Donald P. Carson
                                          Director and Acting Financial Officer