Form 10-Q
period 2005-03-31
VSI LIQUIDATION CORP
filed 2005-05-13
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

     As of March 31, 2005, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                                         VSI LIQUIDATION CORP.
                                                      CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31, 2005
                                                                        (UNAUDITED)            JUNE 30, 2004
                                                                    ---------------------  ----------------------
                              ASSETS
   Cash                                                               $          498,673      $          497,264
   Income tax refund receivable                                                        -                  60,000
   Cash in escrow account                                                        596,871                 703,099
                                                                    ---------------------  ----------------------
        Total assets                                                  $        1,095,544      $        1,260,363
                                                                    =====================  ======================

               LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses                              $          159,345      $          231,411
   Deferred income taxes                                                         233,582                 296,893
                                                                    ---------------------  ----------------------
     Total liabilities                                                           392,927                 528,304
                                                                    ---------------------  ----------------------

Stockholders' equity:
   Common stock, $.01 par value; authorized 12,000,000 shares,
      issued and outstanding 7,906,617 shares                                     79,066                  79,066
   Paid-in capital                                                               848,044                 848,044
   Retained earnings                                                            (224,493)               (195,051)
                                                                    ---------------------  ----------------------
                                                                                 702,617                 732,059
                                                                    ---------------------  ----------------------
        Total liabilities and stockholders' equity                    $        1,095,544      $        1,260,363
                                                                    =====================  ======================

                                            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                         VSI LIQUIDATION CORP.
                                          CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                                              (UNAUDITED)

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     MARCH 31                           MARCH 31
                                                        ----------------------------------- ----------------------------------
                                                             2005              2004              2005              2004
                                                        ---------------- ------------------ ---------------- -----------------

Interest income                                           $      2,492     $          997     $      5,832     $       3,129
Selling, general and administrative expenses                    23,496             26,556           54,274            56,141
                                                        ---------------- ------------------ ---------------- -----------------

Income (loss) before income taxes                              (21,004)           (25,559)         (48,442)          (53,012)

Income tax (benefit)                                            (9,000)            (9,000)         (19,000)          (19,000)
                                                        ---------------- ------------------ ---------------- -----------------

Net income (loss)                                         $    (12,004)    $      (16,559)    $    (29,442)    $     (34,012)
                                                        ================ ================== ================ =================

Net earnings (loss) per common share:
   Basic                                                  $       (.00)    $         (.00)    $       (.00)    $        (.00)
                                                        ================ ================== ================ =================

   Diluted                                                $       (.00)    $         (.00)    $       (.00)    $        (.00)
                                                        ================ ================== ================ =================

Weighted average shares used in computation:
    basic and diluted                                        7,906,617          7,906,617        7,906,617         7,906,617
                                                        ================ ================== ================ =================

                                            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                         VSI LIQUIDATION CORP.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                                         NINE MONTHS ENDED MARCH 31
                                                                                    -------------------------------------
                                                                                           2005               2004
                                                                                    ------------------- -----------------
Cash flows from operating activities:
   Net loss                                                                           $       (29,442)    $     (34,012)
   Adjustments to reconcile net income to net cash flows from operating activities:
        Deferred income taxes                                                                 (63,311)          (83,952)
       (Increase) decrease in assets:
             Income tax refund receivable                                                      60,000           213,000
        Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                                            (72,066)           (5,168)
                                                                                    ------------------- -----------------

                 Cash provided  (used) by operating activities                               (104,819)           89,868
                                                                                    ------------------- -----------------

Cash flows from investing activities:
   Change in escrow account                                                                   106,228              (318)
                                                                                    ------------------- -----------------

                 Cash provided (used) by investing activities                                 106,228              (318)
                                                                                    ------------------- -----------------

Cash flows from financing activities:                                                               -                 -
                                                                                    ------------------- -----------------

Increase (decrease) in cash                                                                     1,409            89,550

Cash at beginning of period                                                                   497,264           423,215
                                                                                    ------------------- -----------------

Cash at end of period                                                                 $       498,673     $     512,765
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

     The financial statements for the periods ended March 31, 2005 and 2004 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

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

3. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of approximately $597,000 at March 31, 2005, to the extent not needed to indemnify HydroChem, will also be released when the Company can provide certain environmental assurances to HydroChem, expected to be sometime in 2006.

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

RESULTS OF OPERATIONS:
Three months and nine months ended March 31, 2005 as compared to the three months and nine months ended March 31, 2004:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months and nine months ended March 31, 2005 and March 31, 2004 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company.

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

     The Company expects that, subject to any claims which may be made by HydroChem or others, the remaining escrowed funds of approximately $597,000 will be released at such time as the Company delivers to HydroChem a certificate regarding certain environmental remediation matters, which is currently expected to be possible in the year 2006. There can be no guarantee, however, that these funds, or any portion thereof, will be released to the Company. As escrowed funds, if any, are released to the Company, they will be utilized to pay any unanticipated unpaid expenses, with the remainder, if any, to be distributed as a liquidating cash dividend to stockholders as soon as is practicable.

As of March 31, 2005 the Company had approximately $499,000 in cash in addition to approximately $597,000 held in the escrow account.

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

ITEM 4. CONTROLS AND PROCEDURES


(a)  Evaluation of disclosure controls and procedures

     Our Chief Executive Officer and our Acting Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005 (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

     The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control system, the evaluation of controls may not detect all control issues and instances of fraud, if any, within the Company. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. The design may not succeed in achieving its stated goals under all potential future conditions.

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

(b)  Changes in internal controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended March 31, 2005, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.


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

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
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

                                     VSI LIQUIDATION CORP.


Date:    May 13, 2005                By:  /s/ Donald P. Carson
                                          ----------------------
                                          Donald P. Carson
                                          Director and Acting Financial Officer