Form 10-K
period 2005-06-30
VSI LIQUIDATION CORP
filed 2005-09-28
CIK 873571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19343

                              VSI LIQUIDATION CORP.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                                 34-1493345
(State or other jurisdiction of incorporation                 (IRS Employer Identification Number)
           or organization)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of August 31, 2005: (a) 7,906,617 shares of Common Stock, $.01 par value, of the registrant were outstanding; (b) 2,072,872 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $128,725, based on the closing sale price of $0.0621 per share on August 29, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I: None

Part II: None

Part III: All items - see registrant's definitive proxy statement regarding the election of directors and which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

     o    Item 10: Directors and Executive Officers of the Registrant

     o    Item 11: Executive Compensation

     o    Item  12:  Security   Ownership  of  Certain   Beneficial  Owners  and
          Management and Related Stockholder Matters

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

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). This transaction closed on January 5, 1999, and was effective as of January 1, 1999. The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the six year period following the closing. The remaining escrow balance of $578,000 at June 30, 2005, is expected to be utilized for certain environmental remediation.

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

INSURANCE

     The Company has no operations and therefore does not maintain any insurance coverage.

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

     The Company's former general liability insurance was subject to a pollution exclusion endorsement. Such exclusion is generally found in the majority of general liability policies. The Company does not maintain environmental impairment liability insurance. Thus a claim for damages against the Company that involves pollution or environmental impairment will not be covered by insurance, and, depending on the size of the claim, could have a material adverse effect upon the financial position of the Company. See "Item 1 - Business-Insurance".


EMPLOYEES

     As of August 31, 2005, the Company had no employees other than its officers and directors.

ITEM 2. PROPERTIES

     As of August 31, 2005 the Company does not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock traded on the Nasdaq SmallCap Market of the Nasdaq Stock Market under the symbol VALE until January 5, 1999. At that time the Company was delisted from the Nasdaq Stock Market due to the sale of substantially all assets to HydroChem. The following table sets forth the high and low sale prices for the periods indicated on the non-Nasdaq OTC.

                                                           HIGH            LOW
FISCAL 2004:
July 1, 2003 - September 30, 2003                         $0.070         $0.070
October 1, 2003 - December 31, 2003                        0.080          0.060
January 1, 2004 - March 31, 2004                           0.080          0.050
April 1, 2004 - June 30, 2004                              0.050          0.050
FISCAL 2005:
July 1, 2004 - September 30, 2004                          0.050          0.050
October 1, 2004 - December 31, 2004                        0.060          0.040
January 1, 2005 - March 31, 2005                           0.065          0.055
April 1, 2005 - June 30, 2005                              0.065          0.055

     Based on information furnished by certain brokerage firms that are record holders of the Company's Common Stock, the Company has in excess of 800 beneficial owners of its Common Stock. During 2005, the Company did not repurchase any equity securities.


ITEM 6.   SELECTED FINANCIAL DATA

     Dollars in thousands, except per share data:

                                                      2005(1)          2004          2003          2002           2001
                                                    ------------    -----------    ----------    ----------    ------------
Sales                                               $       -       $      -       $      -      $     -       $       -
Gross profit                                                -              -              -            -               -
Selling, general and administrative expenses              496             71            445          297             353
Interest income                                            (9)            (4)            (7)         (33)           (155)
Net loss                                                 (240)           (44)          (273)        (164)           (129)
Earnings (loss) per common share:
     Basic and diluted                                  (0.03)         (0.01)         (0.03)       (0.02)          (0.02)
Total assets                                            1,078          1,260          1,340        1,775           3,128
Total long-term debt                                        -              -              -            -               -
Total stockholders' equity                                492            732            776        1,049           2,162


(1)      July 1, 2004 though June 30, 2005


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

RESULTS OF DISCONTINUED OPERATIONS - 2005 COMPARED TO 2004

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

     Selling, general and administrative expenses in 2005 were more than 2004 due to probable costs associated with remediation claims. During the fourth quarter of 2005, the environmental consultant engaged by the Company performed a new assessment of the remediation required at one of the Company's former properties. The assessment indicated a higher cost than previously estimated for the remediation. Under the terms of the Purchase Agreement, the Company is not required to pay the remediation costs in excess of the amount of the balance in the escrow account. The Company accrued additional expense in the amount of $433,000 to reflect the use of the entire balance of the escrow account to fund the remediation. The Company expects that it will return to a lower level of operating expenses in 2006.

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

                                                                  THREE MONTHS ENDED
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    9/30/03   12/31/03   3/31/04    6/30/04    9/30/04   12/31/04    3/31/05   6/30/05
                                    -------   --------   -------    -------    -------   --------    -------   -------
Sales                               $    -    $     -    $    -     $    -     $    -    $     -     $    -    $    -
Gross profit                             -          -         -          -          -          -          -         -
Net loss                                (9)        (8)      (17)       (10)        (7)       (10)       (12)     (211)
Earnings per common share -
    basic and diluted               $ (.00)   $  (.00)   $ (.00)    $ (.01)    $ (.00)   $  (.00)    $ (.00)   $ (.03)

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

     The Company expects that all of the remaining escrowed funds of approximately $578,000 will be utilized in environmental remediation matters. The Company expects that the total costs of remediation of the property sold to HydroChem will exceed the balance in the escrow account by an amount in the range of approximately $125,000 to $900,000, based on current estimates. Under the terms of the Purchase Agreement, the Company is not required to pay the remediation costs in excess of the escrow balance. There is a risk that the Company could have predecessor liability for additional, undetermined amounts under environmental regulations, should HydroChem ultimately fail to complete the remediation, despite the fact that the Company believes that the contamination on the property was not created during the relatively short time that the Company owned the property.

     As of the fiscal year ended June 30, 2005 the Company had approximately $500,000 in cash in addition to approximately $578,000 held in the escrow account.

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

SCHEDULED CONTRACTUAL OBLIGATIONS

     The Company does not have material contractual obligations, except for its environmental obligations under the Purchase Agreement. At June 30, 2005 the Company has accrued an estimate of $578,000 for these obligations, and expects that most of this amount will be paid out within the fiscal year ending June 30, 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is interest rate risk. The Company currently minimizes such risk by investing its temporary cash in money market funds and, pursuant to the Escrow Agreement entered into by and among JP Morgan and the Company, the escrowed funds are invested in United States Treasury Bills having a maturity of 90 days or less, repurchase obligations secured by such United States Treasury Bills and demand deposits with the escrow agent. The Company does not engage in derivative transactions, and no financial instrument transactions are entered into for hedging purposes. As a result, the Company believes that it has no material interest rate risk to manage.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer (CEO) and our Acting Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005 (the Evaluation Date).

     The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control system, an evaluation of controls may not detect all control issues and instances of fraud, if any, within the Company.. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. The design may not succeed in achieving its stated goals under all potential future conditions. The Company has, however, designed its disclosure controls and procedures to provide, and believes that such controls and procedures do provide, reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure in this paragraph about inherent limitations of control systems does not modify the conclusions set forth in the next paragraph of the Company's CEO and its CFO concerning the effectiveness of the Company's disclosure controls and procedures.

     Based upon the Company's Disclosure Controls evaluation, the CEO and CFO have concluded that the Company's Disclosure Controls are effective to give reasonable assurance that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     (b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended June 30, 2005, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

ITEM 9B. OTHER INFORMATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

     (A) (1) FINANCIAL STATEMENTS FILED

             VSI Liquidation Corp. and Subsidiary:
               Report of Independent Registered Public Accounting Firm. Consolidated Balance Sheets at June 30, 2005 and 2004. Consolidated Statements of Discontinued Operations for the years ended June 30, 2005, 2004 and 2003.

               Consolidated  Statements  of  Stockholders'  Equity for the years ended June 30, 2005, 2004 and 2003.
               Consolidated  Statements  of Cash Flows for the years  ended June
                 30, 2005, 2004 and 2003.
               Notes to Consolidated Financial Statements.

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


                                         VSI LIQUIDATION CORP.

September 28, 2005                       By: \s\  Ed Strickland
                                            ---------------------------
                                            Ed Strickland, President
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE               DATE
\s\  Allen O. Kinzer               Director            September 28, 2005
--------------------
Allen O. Kinzer
\s\  Donald P. Carson              Director and        September 28, 2005
---------------------
Donald P. Carson                   Acting Chief
                                   Financial Officer

                      VSI LIQUIDATION CORP. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                              Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                                         10

CONSOLIDATED BALANCE SHEETS - June 30, 2005 and 2004                                                            11

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS - Years ended June 30, 2005, 2004 and 2003                   12

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Years ended June 30, 2005, 2004 and 2003                      13

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years ended June 30, 2005, 2004 and 2003                                14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                     15-16

        All schedules are omitted because they are not required under the instructions, are inapplicable, or the information is included elsewhere in the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
VSI Liquidation Corp.

We have audited the accompanying consolidated balance sheets of VSI Liquidation Corp. (a Delaware corporation) and subsidiary as of June 30, 2005 and 2004, and the related consolidated statements of discontinued operations, stockholders' equity, and cash flows for each of the three years ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VSI Liquidation and subsidiary as of June 30, 2005 and 2004, and the results of its discontinued operations and its cash flows for each of the three years in the period ending June 30, 2005 in conformity with U.S. generally accepted accounting principles.


/s/ Hall, Kistler & Company LLP

Canton, Ohio
September 21, 2005

CONSOLIDATED BALANCE SHEETS
June 30, 2005 and 2004


                                                                                         2005              2004
                                                                                     -------------    ---------------
                                      ASSETS
Cash                                                                                  $   499,633       $    497,264
Income tax refund receivable                                                                    -             60,000
Cash in escrow account                                                                    578,314            703,099
                                                                                     -------------    ---------------
         Total assets                                                                 $ 1,077,947       $  1,260,363
                                                                                     =============    ===============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                      $     7,176       $      8,873
Accrued environmental remediation                                                         578,314            222,538
Deferred income taxes                                                                           -            296,893
                                                                                     -------------    ---------------
     Total liabilities                                                                    585,490            528,304
                                                                                     -------------    ---------------
Stockholders' equity:
     Preferred stock, $.10 par value; authorized
        2,000,000 shares, none issued and outstanding                                           -                  -
     Common stock, $.01 par value; authorized 12,000,000
        shares, issued and outstanding 7,906,617 shares                                    79,066             79,066
     Paid-in capital                                                                      848,044            848,044
     Retained earnings                                                                   (434,653)          (195,051)
                                                                                     -------------    ---------------
                                                                                          492,457            732,059
                                                                                     -------------    ---------------
         Total liabilities and stockholders' equity                                   $ 1,077,947       $  1,260,363
                                                                                     =============    ===============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

VSI LIQUIDATION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS for the years ended June 30, 2005, 2004 and 2003


                                                      2005                     2004                      2003
                                             ---------------------     ---------------------     ---------------------
Sales                                        $                -        $               -         $                -
Cost of sales                                                 -                        -                          -
                                             ---------------------     ---------------------     ---------------------
    Gross profit                                              -                        -                          -
Selling, general and
  administrative expenses                                63,770                   71,094                    306,530
Environmental remediation expense                       432,643                        -                    138,569
Interest income                                          (9,229)                  (4,140)                    (6,858)
                                             ---------------------     ---------------------     ---------------------
Loss from discontinued operations
  before income taxes                                  (487,184)                 (66,954)                  (438,241)
Income tax benefit                                     (247,582)                 (23,000)                  (165,000)
                                             ---------------------     ---------------------     ---------------------
    Net loss                                 $         (239,602)       $         (43,954)        $         (273,241)
                                             =====================     =====================     =====================
Earnings per share:
Net earnings per common share - basic        $            (0.03)       $           (0.01)        $            (0.03)
                                             =====================     =====================     =====================
Net earnings per common share -
  Assuming dilution                          $            (0.03)                   (0.01)        $            (0.03)
                                             =====================     =====================     =====================
Weighted average shares used in
  computation - basic and diluted                     7,906,617                7,906,617                  7,906,617
                                             =====================     =====================     =====================



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

VSI LIQUIDATION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended June 30, 2005, 2004 and 2003


                                                                                                 RETAINED
                                                 PREFERRED            COMMON        PAID-IN      (DEFICIT)
                                                   STOCK            STOCK (1)       CAPITAL      EARNINGS       TOTAL
                                               ---------------    --------------- ------------- ------------ -------------
Balance, July 1, 2002                                  $    -           $ 79,066  $    848,044    $ 122,144  $  1,049,254
Net loss                                                                                           (273,241)     (273,241)
                                               ---------------    --------------- ------------- ------------ -------------
Balance, June 30, 2003                                      -             79,066       848,044     (151,097)      776,013
Net loss                                                                                            (43,954)      (43,954)
                                               ---------------    --------------- ------------- ------------ -------------
Balance, June 30, 2004                                      -             79,066       848,044     (195,051)      732,059
Net loss                                                                                           (239,602)     (239,602)
                                               ---------------    --------------- ------------- ------------ -------------
Balance, June 30, 2005                                 $    -           $ 79,066  $    848,044  $  (434,653) $    492,457
                                               ===============    =============== ============= ============ =============

     (1)  Per share totals are 100 times dollar amounts.



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

VSI LIQUIDATION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2005, 2004 and 2003


                                                                                2005          2004          2003
                                                                            ------------- -------------- ------------
Cash flows from operating activities:
   Net loss                                                                  $  (239,602)  $    (43,954)  $ (273,241)
   Adjustments to reconcile net loss to cash
       provided by (used in) operating activities:
       Deferred income taxes                                                    (296,893)      (107,952)    (152,000)
       (Increase) decrease in assets:
           Income tax refund receivable                                           60,000        153,000     (213,000)
           Prepaid expenses and supplies                                               -              -      591,114
       Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                 354,079         72,097       (9,627)
                                                                            ------------- -------------- ------------
       Cash provided by (used in) operating activities                          (122,416)         73,191     (56,754)
                                                                            ------------- -------------- ------------
Cash flows from investing activities:
   Change in escrow account                                                      124,785            858      167,557
                                                                            ------------- -------------- ------------
       Cash provided by (used in) investing activities                           124,785            858      167,557
                                                                            ------------- -------------- ------------
Cash flows from financing activities:
       Cash used in financing activities                                               -              -            -
                                                                            ------------- -------------- ------------
(Decrease) increase in cash                                                        2,369         74,049      110,803
Cash at beginning of year                                                        497,264        423,215      312,412
                                                                            ------------- -------------- ------------
Cash at end of year                                                         $    499,633   $    497,264   $  423,215
                                                                            ============= ============== ============
Cash paid for:
   Interest                                                                       $    -         $    -       $    -
   Income taxes                                                                        -              -            -


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

2. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc.
("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of $578,300 at June 30, 2005, is expected to be utilized for certain environmental remediation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF ACCOUNTING: After the Company entered into the Purchase Agreement to sell substantially all assets and liabilities, the Company decided to liquidate. Substantially all of the remaining assets are cash and cash equivalents that are liquid in nature, therefore a revaluation of its assets and liabilities to the amounts expected to be collected and paid during liquidation was not deemed necessary.

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

CONCENTRATIONS  OF CREDIT RISK ARISING  FROM CASH  DEPOSITS IN EXCESS OF INSURED
LIMITS: The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2005 and 2004, respectively, the Company's uninsured cash balances totaled $382,946 and $398,932.

INCOME TAXES: The Company is a C-Corporation for tax reporting purposes and accounts for income taxes under SFAS No. 109, Accounting for Income Taxes.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to undistributed escrow funds for the installment sale. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled, and are measured using enacted marginal tax rates and laws. Deferred taxes also are recognized for operating losses that are available to offset future taxable income that are available to offset future Federal income taxes.

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

RECLASSIFICATIONS: Certain amounts reported in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.


4.   INCOME TAXES:

The income tax provision for the three years ended June 30, 2005 is comprised of the following amounts:

                                                                    2005                2004                 2003
                                                              -----------------    ----------------    -----------------
Current                                                       $        4,311       $     (55,000)      $      (213,000)
Deferred                                                            (251,893)             32,000                48,000
                                                              -----------------    ----------------    -----------------
     Total Provision                                          $     (247,582)      $     (23,000)      $      (165,000)
                                                              =================    ================    =================

Statutory Rate                                                           (34)%               (34)%                 (34)%
State and local taxes, net of federal benefit                              -                   -                    (4)
                                                              -----------------    ----------------    -----------------
     Effective rate                                                      (34)%               (34)%                 (38)%
                                                              =================    ================    =================

Deferred federal income taxes reflect the impact for financial statement reporting purposes of temporary differences between the financial statement and tax basis of assets and liabilities. At June 30, 2005 and 2004, the components of the net deferred tax assets and liabilities were as follows:

                                                                   2005                   2004
                                                            -------------------    -------------------
     Deferred tax liabilities:
       Operating loss carryforward                          $           27,000     $             -
       Escrow account                                                        -             281,240
       Accrued environmental liability                                                     (69,015)
       Reserve for state tax audit liability                                                84,668
       Deferred tax asset valuation allowance                          (27,000)                  -
                                                            -------------------    -------------------
     Net deferred tax liabilities                           $                0     $       296,893
                                                            ===================    ===================

Net operating losses for the current year will expire June 31, 2025. Since the Company is in liquidation and no future taxable income is expected, a valuation allowance is recognized.

The Company, when operating, provided services in many different states. Franchise taxes occurred and a corresponding provision was recorded in the year of sale of the operating assets for the estimated state taxes. This accrual was estimated based on the tax from the sale of assets and anticipated taxes due to obtain tax releases from each jurisdiction. Final state tax returns were filed with less than anticipated tax. Each year the Company evaluates the remaining states in which the Company had not obtained a tax release and reduces the deferred tax liability accordingly. Since much of the tax was initially recorded as franchise taxes it was included in selling, general and administrative costs, therefore the reversal or relief of taxes have been recorded as a reduction to selling, general and administrative expenses. A reduction of selling, general and administrative expenses for the reversal of franchise taxes amounted to $45,000, $140,000 and $200,000 during the years ended June 31, 2005, 2004 and
2003, respectively.

5. ACCRUED ENVIRONMENTAL REMEDIATION: The Company is subject to an environmental inspection by the Texas Commission on Environmental Quality (TCEQ). An accrual of $578,314 and $222,538 for the years ended June 30, 2005 and 2004 have been recorded for probable costs associated with remediation of the property. Actual estimated costs are in excess of the accrual at June 30, 2005, but are limited to the escrow held by the Company in accordance with the Purchase Agreement.