Form 10-Q
period 2005-09-30
VSI LIQUIDATION CORP
filed 2005-11-14
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

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

     As of September 30, 2005, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             VSI LIQUIDATION CORP.
                          CONSOLIDATED BALANCE SHEETS

                                             SEPTEMBER 30, 2005
                                                 (UNAUDITED)         JUNE 30, 2005
                                             -------------------  -------------------
                ASSETS

Cash                                            $    499,889       $     499,633
Cash in escrow account                               578,037             578,314
                                             -------------------  -------------------
  Total assets                                  $  1,077,926       $   1,077,947
                                             ===================  ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                $     16,664       $       7,176
Accrued environmental remediation                    578,314             578,314
                                             -------------------  -------------------
  Total liabilities                                  594,978             585,490
                                             -------------------  -------------------

Stockholders' equity:
  Common stock, $.01 par value; authorized
   12,000,000 shares, issued and
   outstanding 7,906,617 shares                       79,066              79,066
  Paid-in capital                                    848,044             848,044
  Retained earnings                                 (444,162)           (434,653)
                                             -------------------  -------------------

                                                     482,948             492,457
                                             -------------------  -------------------
Total liabilities and stockholders' equity      $  1,077,926       $   1,077,947
                                             ===================  ===================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             VSI LIQUIDATION CORP.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                         SEPTEMBER 30
                                               ----------------------------------
                                                    2005              2004
                                               ---------------    ---------------


Sales                                           $          -       $           -
Cost of sales                                              -                   -
                                               ---------------    ---------------
Gross profit                                               -                   -

Selling, general and
  administrative expenses                             13,639              12,843
Interest income                                        4,130               1,374
                                               ---------------    ---------------
Income (loss) before income taxes                     (9,509)            (11,469)

Income tax (benefit)                                       -              (4,000)
                                               ---------------    ---------------
Net income (loss)                               $     (9,509)      $      (7,469)
                                               ===============    ===============
Net earnings (loss) per common share:
   Basic                                        $       (.00)      $        (.00)
   Diluted                                      $       (.00)      $        (.00)
                                               ===============    ===============
Weighted average shares used in
  computation: basic and diluted                   7,906,617           7,906,617
                                               ===============    ===============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           SEPTEMBER 30
                                               ----------------------------------
                                                     2005               2004
                                               ---------------    ---------------

Cash flows from operating activities:
   Net loss                                     $     (9,509)      $     (7,469)
   Adjustments to reconcile net income to
   net cash flows from operating activities:
      Deferred income taxes                                -             (9,000)
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses         9,488            (27,701)
                                               ---------------    ---------------

           Cash provided  (used) by
           operating activities                          (21)           (44,170)
                                               ---------------    ---------------
Cash flows from investing activities:
   Change in escrow account                              277               (440)
                                               ---------------    ---------------
           Cash used by investing activities             277               (440)
                                               ---------------    ---------------

Cash flows from financing activities:                      -                  -
                                               ---------------    ---------------
Increase (decrease) in cash                              256            (44,610)

Cash at beginning of period                          499,633            497,264
                                               ---------------    ---------------
Cash at end of period                           $    499,889       $    452,654
                                               ===============    ===============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          VSI LIQUIDATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     Reference is made to the annual report on Form 10-K filed September 28, 2005 for the fiscal year ended June 30, 2005.

     The financial statements for the periods ended September 30, 2005 and 2004 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

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

3. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of approximately $578,000 at September 30, 2005 is expected to be utilized for certain environmental remediation.

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

RESULTS OF OPERATIONS:
Three months ended September 30, 2005 as compared to the three months ended September 30, 2004:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months ended September 30, 2005 and 2004 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company. Selling, general and administrative expenses in 2005 were essentially the same as 2004. Interest income increased due to higher interest rates. The Company did not recognize any income tax benefit in 2005 because there is no longer a deferred tax liability to offset.

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

     As of September 30, 2005 the Company had approximately $500,000 in cash in addition to approximately $578,000 held in the escrow account.

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

ITEM 4.   CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer (CEO) and our Acting Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005 (the Evaluation Date).

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

(b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2005, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.


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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

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

                                      VSI LIQUIDATION CORP.


Date:    November 14, 2005            By:  /s/ Donald P. Carson
                                          -----------------------------------
                                           Donald P. Carson
                                           Director and Acting Financial Officer