Form 10-Q
period 2005-12-31
VSI LIQUIDATION CORP
filed 2006-02-14
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐   Accelerated filer  ☐ Non-accelerated filer  ☒

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

      As of December 31, 2005, 7,906,617 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

PART 1 - - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VSI Liquidation Corp.
Consolidated Balance Sheets

	December 31, 2005
	(Unaudited)	June 30, 2005
ASSETS
Cash	$448,960	$499,633
Cash in escrow account	508,245	578,314
Total assets	$957,205	$1,077,947
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$9,275	$7,176
Accrued environmental remediation	508,245	578,314
Total liabilities	517,520	585,490
Stockholders' equity:
Common stock, $.01 par value; authorized 12,000,000 shares,
issued and outstanding 7,906,617 shares	79,066	79,066
Paid-in capital	848,044	848,044
Retained earnings	(487,425)	(434,653)
	439,685	492,457
Total liabilities and stockholders' equity	$957,205	$1,077,947

See notes to consolidated financial statements.

VSI Liquidation Corp.
Consolidated Statements of Discontinued Operations
(Unaudited)

	Three months ended		Six months ended
	December 31		December 31
	2005	2004	2005	2004
Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Selling, general and administrative expenses	47,386	17,935	61,025	30,778
Interest income	4,123	1,966	8,253	3,340
Income (loss) before income taxes	(43,263)	(15,969)	(52,772)	(27,438)
Income tax (benefit)	-	(6,000)	-	(10,000)
Net income (loss)	$(43,263)	$(9,969)	$(52,772)	$(17,438)
Net earnings (loss) per common share:
Basic	$(.01)	$(.00)	$(.01)	$(.00)
Diluted	$(.01)	$(.00)	$(.01)	$(.00)

Weighted average shares used in computation: basic and diluted	7,906,617	7,906,617	7,906,617	7,906,617

See notes to consolidated financial statements.

VSI Liquidation Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31
	2005	2004
Cash flows from operating activities:
Net loss	$(52,772)	$(17,438)
Adjustments to reconcile net income to net cash flows from
operating activities:
Deferred income taxes	-	(39,311)
(Increase) decrease in assets:
Income tax refund receivable	-	4,311
Increase (decrease) in liabilities:
Accounts payable	2,099	(50,021)
Accrued environmental remediation	(70,069)	-
Cash used by operating activities	(120,742)	(102,459)
Cash flows from investing activities:
Change in escrow account	70,069	106,238
Cash provided by investing activities	70,069	106,238
Cash flows from financing activities:	-	-
Increase (decrease) in cash	(50,673)	3,779
Cash at beginning of period	499,633	497,264
Cash at end of period	$448,960	$501,043

See notes to consolidated financial statements.

VSI Liquidation
Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

Reference is made to the annual report on Form 10-K filed September 28, 2005 for the fiscal year ended June 30, 2005.

The financial statements for the periods ended December 31, 2005 and 2004 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

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

On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. (“HydroChem”). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of approximately $508,000 at December 31, 2005 is expected to be utilized for certain environmental remediation.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS:

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Potential risks and uncertainties include, but are not limited to, the possibility that HydroChem will successfully assert claims against funds held in the escrow account, the possibility that the costs of winding up the Company’s affairs could exceed the Company’s projections, the Company’s potential liability pursuant to unasserted claims not covered by insurance and general business and economic conditions.

RESULTS OF OPERATIONS:

Three months and six months ended December 31, 2005 as compared to the three months and six months ended December 31, 2004:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months and six months ended December 31, 2005 and 2004 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding up and dissolution of the Company, including distribution of any escrow funds released to the Company. Selling, general and administrative expenses increased over the comparable periods in 2004 primarily as a result of increased engineering fees incurred in connection with environmental remediation activities. Interest income increased over the comparable periods in 2004 primarily due to higher interest rates. The Company did not recognize any income tax benefit in 2005 because there is no longer a deferred tax liability to offset.

LIQUIDITY AND CAPITAL RESOURCES:

On January 5, 1999, the Company completed the sale of substantially all of its operating assets and the operating assets of its wholly-owned subsidiary, Valley Systems of Ohio, Inc. (“VSO”), to HydroChem, pursuant to the Purchase Agreement, for approximately $30.0 million in cash, of which $26.0 million was payable immediately and $4 million was deposited into an escrow account to secure certain indemnification and other rights under the Purchase Agreement, and the assumption of the Company’s and VSO’s bank debt and certain other liabilities.

Of the $26.0 million received at closing, after payment or making reasonable provision for the payment of all known and anticipated liabilities and obligations of the Company, payment of approximately $5.5 million to repurchase all of the 55,000 shares of the Company’s outstanding Series C Preferred Stock held by Rollins Holding Company, Inc., payment of approximately $380,000 to redeem outstanding employee stock options and payment of approximately $165,000 as a retention bonus to certain officers and employees, approximately $16.8 million of the sale proceeds remained and were available for distribution to stockholders pursuant to the Plan of Liquidation and Dissolution adopted by the Company.

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

The Company expects that all of the remaining escrowed funds of approximately $508,000 will be utilized in environmental remediation matters. The Company expects that the total costs of remediation of the property sold to HydroChem will exceed the balance in the escrow account by an amount in the range of approximately $125,000 to $900,000, based on current estimates. Under the terms of the Purchase Agreement, the Company is not required to pay the remediation costs in excess of the escrow balance. There is a risk that the Company could have predecessor liability for additional, undetermined amounts under environmental regulations, should HydroChem ultimately fail to complete the remediation, despite the fact that the Company believes that the contamination on the property was not created during the relatively short time that the Company owned the property.

As of December 31, 2005 the Company had approximately $449,000 in cash in addition to approximately $508,000 held in the escrow account.

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

The Company’s primary market risk is interest rate risk. The Company currently minimizes such risk by investing its temporary cash in money market funds and, pursuant to the Escrow Agreement entered into by and among Bank One Texas, N.A. and the Company, the escrowed funds are invested in United States Treasury Bills having a maturity of 90 days or less, repurchase obligations secured by such United States Treasury Bills and demand deposits with the escrow agent. The Company does not engage in derivative transactions, and no financial instrument transactions are entered into for hedging purposes. As a result, the Company believes that it has no material interest rate risk to manage.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer (CEO) and our Acting Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005 (the Evaluation Date).

The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control system, an evaluation of controls may not detect all control issues and instances of fraud, if any, within the Company. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. The design may not succeed in achieving its stated goals under all potential future conditions. The Company has, however, designed its disclosure controls and procedures to provide, and believes that such controls and procedures do provide, reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure in this paragraph about inherent limitations of control systems does not modify the conclusions set forth in the next paragraph of the Company's CEO and its CFO concerning the effectiveness of the Company's disclosure controls and procedures.

Based upon the Company’s Disclosure Controls evaluation, the CEO and CFO have concluded that the Company’s Disclosure Controls are effective to give reasonable assurance that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended December 31, 2005, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II - - OTHER INFORMATION

Item 1.  Legal Proceedings: Not applicable

Item 2.  Unregistered Sales of Securities And Use of Proceeds: Not Applicable

Item 3.  Defaults Upon Senior Securities: Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders: None

Item 5.  Other Information: None

Item 6.  Exhibits

  (a) Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on June 11, 1991, and incorporated therein by reference.)
3.2	Certification of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Form 10-K dated September 25, 1995, and incorporated herein by reference.)
3.3
Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Form 10-Q for the quarter ended December 31, 1998.)

3.4	Certificate of Elimination of Series A Preferred Stock and Series B Preference Stock of the Company (incorporated by reference to Exhibit 3.4 to the Form 10-Q for the quarter ended December 31, 1998.)
3.5	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Form 10-Q for the quarter ended December 31, 1998.)
3.6	Bylaws of the Company, as amended, (filed as Exhibit 3.3 to the Company’s Form 10-K dated September 25, 1995 and incorporated herein by reference.)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
_________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSI LIQUIDATION CORP.

Date: February ___, 2006	By: /s/ Donald P. Carson
Donald P. Carson
Director and Acting Financial Officer