Form 10-Q
period 2006-03-31
VSI LIQUIDATION CORP
filed 2006-05-12
CIK 873571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                         Commission file number 0-19343



                              VSI LIQUIDATION CORP.
             (Exact name of Registrant as specified in its charter)


         Delaware                                        34-1493345
         --------                                        ----------
 (State of incorporation)                   (I.R.S. Employer Identification No.)


                            2170 Piedmont Road, N.E.
                             Atlanta, Georgia 30324
                                 (404) 486-4622
                        (Address and telephone number of
                          principal executive offices)


                     (Former name, former address and former
                   fiscal year, if changed since last report)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
  Large accelerated filer |_| Accelerated  filer |_|  Non-accelerated  filer |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     As of March 31, 2006, 7,906,617 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              VSI LIQUIDATION CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                       MARCH 31, 2006
                                                                        (UNAUDITED)            JUNE 30, 2005
                                                                    ---------------------  ----------------------
                              ASSETS
Cash                                                                          $ 404,254               $ 499,633
Cash in escrow account                                                          508,245                 578,314
                                                                    ---------------------  ----------------------
        Total assets                                                          $ 912,499              $1,077,947
                                                                    =====================  ======================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                $ 1,563                $  7,176
Accrued environmental remediation                                               508,245                 578,314
                                                                    ---------------------  ----------------------
   Total liabilities                                                            509,808                 585,490
                                                                    ---------------------  ----------------------

Stockholders' equity:
   Common stock, $.01 par value; authorized 12,000,000 shares,
      issued and outstanding 7,906,617 shares                                    79,066                  79,066
   Paid-in capital                                                              848,044                 848,044
   Retained earnings                                                           (524,419)               (434,653)
                                                                    ---------------------  ----------------------
                                                                                402,691                 492,457
                                                                    ---------------------  ----------------------
        Total liabilities and stockholders' equity                            $ 912,499             $ 1,077,947
                                                                    =====================  ======================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    MARCH 31                            MARCH 31
                                                       ----------------------------------- -----------------------------------
                                                             2006              2005              2006              2005
                                                       ----------------- ----------------- ----------------- -----------------

Sales                                                          $     -           $     -           $     -           $     -

Cost of sales                                                        -                 -                 -                 -
                                                       ----------------- ----------------- ----------------- -----------------

Gross profit                                                         -                 -                 -                 -
Selling, general and administrative expenses                    41,699            23,496           102,724            54,274

Interest income                                                  4,705             2,492            12,958             5,832
                                                       ----------------- ----------------- ----------------- -----------------

Income (loss) before income taxes                              (36,994)          (21,004)          (89,766)          (48,442)

Income tax (benefit)                                                 -            (9,000)                -           (19,000)
                                                       ----------------- ----------------- ----------------- -----------------

Net income (loss)                                            $ (36,994)        $ (12,004)        $ (89,766)        $ (29,442)
                                                       ================= ================= ================= =================

Net earnings (loss) per common share:
   Basic                                                      $  (.00)          $  (.00)          $  (.01)          $  (.00)
                                                       ================= ================= ================= =================
   Diluted                                                    $  (.00)          $  (.00)          $  (.01)          $  (.00)
                                                       ================= ================= ================= =================

Weighted average shares used in computation:
    basic and diluted                                        7,906,617         7,906,617         7,906,617         7,906,617
                                                       ================= ================= ================= =================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VSI LIQUIDATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                         NINE MONTHS ENDED MARCH 31
                                                                                    -------------------------------------
                                                                                           2006               2005
                                                                                    ------------------- -----------------
Cash flows from operating activities:
   Net loss                                                                                 $ (89,766)        $ (29,442)
   Adjustments to reconcile net income to net cash flows from operating activities:
        Deferred income taxes                                                                       -           (63,311)
        (Increase) decrease in assets:
             Income tax refund receivable                                                           -            60,000
        Increase (decrease) in liabilities:
             Accounts payable                                                                  (5,613)           (8,598)
        Accrued environmental remediation                                                     (70,069)          (63,468)
                                                                                    ------------------- -----------------

                 Cash used by operating activities                                           (165,448)         (104,819)
                                                                                    ------------------- -----------------

Cash flows from investing activities:
   Change in escrow account                                                                    70,069           106,228
                                                                                    ------------------- -----------------

                 Cash provided by investing activities                                         70,069           106,228
                                                                                    ------------------- -----------------

Cash flows from financing activities:                                                               -                 -
                                                                                    ------------------- -----------------

Increase (decrease) in cash                                                                   (95,379)            1,409

Cash at beginning of period                                                                   499,633           497,264
                                                                                    ------------------- -----------------

Cash at end of period                                                                       $ 404,254         $ 498,673
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

     The financial statements for the periods ended March 31, 2006 and 2005 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's discontinued operations for any interim period are not necessarily indicative of the results of the Company's discontinued operations for a full fiscal year.

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

3. SALE OF SUBSTANTIALLY ALL ASSETS AND ASSUMPTION OF SUBSTANTIALLY ALL LIABILITIES OF THE COMPANY:

     On September 8, 1998, the Company entered into a Second Amended and Restated Asset Purchase Agreement (the "Purchase Agreement") whereby essentially all assets of the Company would be sold to, and substantially all liabilities of the Company would be assumed by, HydroChem Industrial Services, Inc. ("HydroChem"). The purchase price for these assets and liabilities was approximately $30.0 million, adjusted for increases or decreases in net assets after June 30, 1998. This transaction closed on January 5, 1999, and was effective as of January 1, 1999. Costs totaling $1.3 million were incurred by the Company in connection with the sale. $4.0 million of the proceeds were placed in escrow to secure and indemnify HydroChem for any breach of the Company's covenants and for any environmental liabilities. Escrow funds were released over the three year period following the closing. The remaining escrow balance of approximately $508,000 at March 31, 2006 is expected to be utilized for certain environmental remediation.

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

4.   NEW ACCOUNTING PRONOUNCEMENT

     PCAOB Standard 2 requires under Section 404 of the Sarbanes-Oxley Act of 2002 that a company, subjected to the reporting requirements of the Securities Exchange Act of 1934, include in its annual report a report of management on the Company's internal control over financial reporting. The Company must adopt the new standard for its first fiscal year after July 15, 2007, which would be the June 30, 2008 year end report.


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

RESULTS OF OPERATIONS:
Three months and nine months ended March 31, 2006 as compared to the three months and nine months ended March 31, 2005:

As discussed in the notes to the financial statements, effective January 1, 1999 substantially all assets of the Company were sold to, and substantially all liabilities were assumed by, HydroChem. Operations for the three months and nine months ended March 31, 2006 and 2005 consisted only of transactions winding down the operations of the Company. The Company will not have any business operations in the future other than those associated with the winding down of business operations and dissolution of the Company, including distribution of any escrow funds released to the Company. Selling, general and administrative expenses increased over the comparable periods in 2005 primarily as a result of increased legal and accounting services in connection with winding down activities. Interest income increased over the comparable periods in 2005 primarily due to higher interest rates. The Company did not recognize any income tax benefit in 2005 or 2006 because there is no longer a deferred tax liability to offset.

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

     As of March 31, 2006 the Company had approximately $404,000 in cash in addition to approximately $508,000 held in the escrow account.

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


ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer (CEO) and our Acting Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006 (the Evaluation Date).

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

(b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended March 31, 2006, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

                          PART II - - OTHER INFORMATION

Item 1.    Legal Proceedings:  Not applicable

Item 1A.   Risk Factors:  Not applicable

Item 2.    Unregistered Sales of Securities And Use of Proceeds:  Not Applicable

Item 3.    Defaults Upon Senior Securities:  Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders:

           (a) The Annual Meeting of Stockholders was held on January 16, 2006.

           (b) Management's nominees or director were elected at the meeting by the holders of common stock. The election was uncontested.

     The  following  table  shows  the  results  of voting  in the  election  of
Directors:


                            Shares Voted For          Authority Withheld
                        ------------------------    ----------------------

Donald P. Carson               7,751,366                   11,919
Allen O. Kinzer                7,751,366                    8,819


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

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

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

                                   VSI LIQUIDATION CORP.


Date: May 12, 2006                 By: /s/ Donad P. Carson
                                       ------------------------------------
                                        Donald P. Carson
                                        Director and Acting Financial Officer